Form 10-K
period 1995-10-31
ECHO SPRINGS WATER CO INC
filed 1996-06-20
CIK 826144

FORM 10-K

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

[x] Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]

For the fiscal year ended October 31, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission file number 33-30980

                                           ECHO SPRINGS WATER CO., INC.
                              (formerly known as Grudge Music Group, Inc.)
                      (Exact Name of Registrant as specified in its Charter)

     New York                                16-1433379
(State or other Jurisdiction        (I.R.S. Employer Identification
Incorporation or organization)       Number)

Building 100-A, Hackensack Avenue, Kearny, New Jersey 07032
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code: (201) 465-5151

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, Par Value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        .  No  x   .

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value by non-affiliates as of May 31, 1996 is $2,844,050.

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this From 10K [ ].


Indicate the number of shares outstanding of each of the registrants classes of common stock as of the latest practicable date. At May 31, 1996 there were 41,499,910 common shares outstanding.

                                                      PART I

Item 1. Business


Introduction

           Echo Springs Water Co., Inc. ("Company" or "Echo") is engaged in bottling, marketing and distributing its natural spring water products from naturally free-flowing springs located on Echo's property in Burlington, New York. Echo's natural spring water is sold both under the label "Echo Springs" and under private label supermarket brands. Echo also leases water coolers to customers and sells allied products such as coffee, tea and a wide assortment of paper products to its commercial accounts.

           Echo's products are primarily marketed and sold by its in-house sales staff. To a lesser extent, sales to certain supermarkets are made through independent distributors. Echo also provides installation and service for its leased coolers. Echo's customers consist primarily of a variety of business establishments and supermarkets.


History of Echo

           Echo, formerly Grudge Music Group, Inc., was incorporated in New York in 1985 for the purpose of engaging in the music recording business. Due to continuing losses from operations, Echo discontinued its music business in 1990.

           In 1991 and 1992, Echo commenced its bottled water business through the acquisition of two companies. In December 1991, Echo completed the acquisition of the assets of Echo Springs Water Co., Inc. (now known as ESWC, Inc.) consisting of its present spring water source and a fully automated natural spring water bottling facility located in Burlington, New York.

           In July 1992, Echo acquired the assets of Berkshire Springs of New Jersey, Inc. (Berkshire), a distribution company that leases water coolers and sells water and other allied products to both commercial and residential customers in the State of New Jersey. At present, Echo services over 5,000 customers and has extended its delivery territory to the New York City Metropolitan area.



The Bottled Water Market

           The bottled water market comprises three major segments: non-sparkling, sparkling and imported water.

           * Non-sparkling, or still, water contains no carbonation and is consumed as an "alternative to tap water." Non-sparkling water is generally distributed directly to homes and offices, through retail outlets and through vending machines. Distinctions are often made among brands of non-sparkling water based on their source, level of mineral content and the method of purification (distillation, deionization or reverse osmosis).

           * Sparkling water contains either natural or artificial carbonation and is positioned to compete in the broad "refreshment beverage" field. Sparkling water includes domestic sparkling water, club soda and seltzer, and is typically sold through normal food and beverage retail channels.

           * Imported water, which includes both sparkling and non-sparkling water produced and bottled outside the U.S., is targeted to "image-conscious consumers." Imported water is sold through normal food and beverage retail channels, typically at significantly higher prices than other bottled water alternatives.

           Non-sparkling bottled water is currently distributed through office and home delivery, and retail stores. Within the non-sparkling segment, retail pricing generally reflects the costs associated with the maintenance of each distribution channel. As a result, bottled water delivered to the home or office has the highest per gallon price, with off-the-shelf bottled water sold through retail channels having the next highest per gallon price and, finally, vended water, which has the lowest price per gallon.

           Natural spring waters are not always free from contamination problems. Springs can be contaminated with coliform (bacteria in the water). Natural springs need to be monitored and tested on a regular basis to make sure they are without contamination. To date, the Company has had no contamination problems with its three active springs. The Company's water has not been determined to be better or less contaminated than municipal water although the Company believes that natural spring water has advantages over municipal water since natural spring water is not treated with chlorine and other chemicals as is municipal water.

Products

           Echo's natural spring water is sold in three bottle sizes:
1 gallon, 2.5 gallon and 5 gallon high density polyethylene recyclable containers. Water sold under the "Echo Springs" brand is packaged in all three size bottles. Private label water is sold only in 1 gallon and 2.5 gallon size bottles. Private label sales have not been significant to date.

           In addition, Echo leases water coolers and sells a wide variety of allied products, including regular and decaf coffee, coffee creamers and milk, sugar, soups and paper products such as hot and cold paper cups and plastic utensils. To date, revenues from such allied products have not been significant.


Suppliers

           Echo does not manufacture any of the bottles, packaging material, or coolers that it sells or leases. Echo purchases all of its bottle and plastic cap requirements from major plastic bottle and cap vendors. In the past, Echo has experienced delays from time to time in obtaining an adequate supply of these materials due to its vendors inability to meet demand. While such delays have become less frequent, there can be no assurance that Echo will not experience similar delays in the future. To date, such delays have not had a material adverse effect on operations.

           In order to mitigate this risk, Echo uses a number of plastic bottle vendors. Substantially all of Echo's water coolers are purchased from the Cordley Temprite Division of Elkay Manufacturing. This supplier was selected based on its reputation in the cooler industry, and its ability to meet delivery deadlines on a cost efficient basis. Since there are only a few large cooler manufacturers in the United States, the inability to obtain water coolers on terms satisfactory to Echo could have a material adverse effect on Echo's business. Echo has not experienced any such problems and believes its relations with all of its suppliers are good. Echo also purchases certain allied products, such as coffee, tea and a wide variety of paper products from numerous vendors. Echo believes there are sufficient vendors from which to obtain these products on competitive terms.


Marketing and Distribution

           Echo markets its "Echo Springs" brand as a 100% pure natural spring water. Echo believes that this distinguishes its water from many of its competitors' water, much of which is either filtered municipal tap water or purified water. To date, Echo has focused its marketing and sales efforts in the New Jersey/New York City Metropolitan area, which it believes offers a substantial market for growth. If the Company is successful in further penetrating this market, of which there is no assurance, it intends to expand its marketing and sales focus to the northeastern United States. Echo sells all of its products through its own in-house sales force except  for  certain  supermarket  sales  which  are  made  through  independent distributors. Echo sells its products to offices, other commercial establishments, residential customers and supermarkets. Echo distributes its bottled water and allied products by means of its fleet of 8 trucks, 4 of which are owned 2 of which are rented and 2 of which are leased.


Seasonality

           In the beverage industry, sales typically increase in the second and third calendar quarters. In order to help minimize the impact of seasonality on sales in the future, Echo will seek to expand its distribution of allied products by increasing its marketing of such products to its bottled water customers.


Competition

           The bottled water market is highly competitive. Echo competes in the non-sparkling segment of the bottled water market directly with other office delivery water companies and indirectly with companies that provide water vending machines and with off- the-shelf marketers. Echo's water products compete not only with other bottled water products but also with other types of beverages, including soft drinks, coffee, beer, wine and fruit juices. Echo competes with vended water and off-the-shelf marketers on the basis of (1) quality (2) taste, (3) the convenience of on site delivery, and (4) the features offered by the water dispenser (i.e. the ability to have heated, chilled or room temperature water, depending on the type of dispenser rented). Such competition includes bottlers and distributors of water products, several of which are more experienced and have greater financial and management resources than Echo and have established proprietary trademarks, distribution facilities and bottling facilities.

           Many bottled water companies in the United States are owned by European or Japanese companies. Nestle (Swiss) owns the Perrier, Great Bear, Poland Springs, Ozarka, Oasis, Zephyrhills, Arrowhead, Calistoga, Ice Mountain and Volvic brands. BSN Group (French) owns the Evian Brand. Anjou (French) owns the Sierra Springs and Hinckley & Schmitt brands. Suntory (Japanese) owns the Belmont Springs, Crystal, Kentwood, Polar, Willow and Talwonda Springs brands.

Employees

           As of May 31, 1996 Echo employed 29 people, seven of which were in production, 14 in distribution, and eight in management and administration. None of Echo's employees is subject to a collective bargaining agreement and Echo believes that its relations with its employees are satisfactory.

Government Regulation

           The United States Food and Drug Administration ("FDA") regulates bottled water as a food. Accordingly, Echo's bottled water must meet FDA standards for good manufacturing practices and chemical and biological purity. Furthermore, these standards undergo a continuous process of revision. The labels affixed to bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods.

           In addition, all drinking water must meet United States Environmental Protection Agency standards established under the Safe Drinking Water Act ("SDWA") for mineral and chemical concentration. The 1986 amendments to the SDWA mandated the establishment of new drinking water quality and treatment regulations.

           Bottled water must originate from an "approved source" in accordance with standards prescribed by the state health department in each of the states in which Echo's products are sold. The source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. There are annual "compliance monitoring tests" of both the source and the water. The health departments of the individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers.

           Echo's water supply is located in the State of New York, which requires a bottled water manufacturer to be certified by the New York State Department of Health. In order to receive certification, a prospective manufacturer must submit an application, together with a detailed report prepared by a licensed professional engineer. The application includes the manner of development of the source, the sanitation methods to be used in the bottling operation, the water treatment proposed, the laboratory control of water quality which will be provided, detailed engineering plans of the bottling facility and water source, and a flow diagram from source through bottling operation.

           The application, report and proposed labels and caps are reviewed by the Department of Health. In addition, samples of the water are tested. After this review and testing, arrangements are made for the local county public health unit to inspect the water bottling facilities. Echo currently has all required approvals and believes that its bottling facilities are in substantial compliance with all applicable government regulations.

Item 2. Properties

              The Company's principal facility consists of 150 acres of land located in Burlington, New York on which there is located a processing facility consisting of 7,200 square feet and seven springs, of which three are completed and in operation. Although the Company has no present plans to develop the four uncompleted springs, in order to do so it would be necessary to landscape the area, cap the springs, run an underground pipe from the springs to the bottling facility and obtain approval from the New York State Department of Health. The Company estimates that this process would take three to four months to complete. Until developed, management is not able to estimate the additional capacity that these springs would provide.

           The Company draws its water from three developed natural springs. The Company's Burlington water sources each flow at the rate of 76 gallons per minute. The Edmeston springs (described below) each have a flow rate of 96 gallons per minute. The Company believes that its water is clean, refreshing and lightly mineralized.

           The Company is dependent upon the natural springs for the water which it bottles and sells. Natural occurrences beyond the control of the Company including, but not limited to, drought, which prevents the natural springs from recharging themselves, and other occurrences, such as contamination of the springs or failure of the water supply to comply with all applicable governmental requirements for mineral and chemical concentration, could have material adverse effect on the business of the Company.

           The Company's bottling facility and springs are located on its property in Burlington, New York, which enables the Company to bottle its water products at the source. The facility was built, and bottling equipment installed, in 1990.

           The current production capacity of the bottling facility per seven hour shift is 800,000 cases per year of 1 gallon bottles or 370,000 cases per year of 2 1/2 gallon bottles or 1 1/2 million five gallon bottles per year, which exceeds the Company's projected needs for the foreseeable future. The plant currently operates one shift per day, five days per week, representing approximately 20% of capacity.

           The Company entered into a 20 year lease with an unaffiliated landlord commencing September 1, 1994 for 41.686 of land located in the town of Edmeston, State of New York, on which are located two developed springs. The springs have a combined capacity of approximately 52,000,000 gallons of water per year. The Company applied for and received approval from the New York State Department of Health to operate the springs in 1995. Based on the amended agreement effective July 1, 1995, rent for the property is

$.005 per gallon of water extracted for the first five years (with minimum rent of $300 per week) and $.01 per gallon for the following fifteen years with minimum rent of $600 per week). The Company is also required to pay an additional $21,000 during the first year with a deposit of $5,000 and the balance in 12 equal installments. The Company has the right to build and operate a processing plant (which will become the property of the landlord) on the property in which case the rent will increase to $.015 per gallon extracted. The Company also has the right to terminate the lease without penalty after payment of rent aggregating $100,000 plus the $21,000 first year fee, and, in the event it has constructed a processing plant, the right to renew the lease for an additional 20-year term on terms to be agreed upon by the parties. The Company intends, as its needs require, to utilize the water from these springs in its business. The water can be utilized without construction of a plant and the Company has no immediate plans to build a plant on this property. Rent expense under this lease was $9,330 and $6,080 for the years ended October 31, 1995 and 1994, respectively.

           The Company's principal executive offices are in Kearny, New Jersey where it leases 23, 000 square feet of office and warehouse space pursuant to a lease expiring in February 1998. The Company pays a monthly rent of $5,495. The Company believes that its current facilities are adequate for its foreseeable needs.

Item 3. Legal Proceedings


           In March and April 1994 Kenneth T. Williams commenced two actions in the Supreme Court of the State of New York, County of Otsego, against the Company and certain of its subsidiaries and affiliates. The Company became aware of such litigation and accepted service in June 1994. The actions involve a dispute concerning title to the Company's land and facility located in Burlington, New York ("Property"); the plaintiff seeks a one-half interest in the Property and $17,000,000 in damages. The actions are primarily based upon the same factual allegations made in a prior action instituted in the same court in 1991 (which has been dismissed) between the plaintiff and Frank Grey, an officer, director and stockholder of the Company, and the prior owners of the Property regarding the termination of a joint venture arrangement between the plaintiff and Mr. Grey and the alleged breach of a purported agreement regarding the sale of the Property between the owners of the Property on the one hand and the plaintiff and Mr. Grey on the other. The plaintiff has caused a lis pendens to be placed on the Property in connection with such prior action.

      The Property was ultimately purchased by ESC and then sold to a subsidiary of the Company subject to the lis pendens in the first action. The Company's management believes that the plaintiff's claims are without merit. In a motion for dismissal decided in October, 1994, all of the plaintiff's claims against the Company were dismissed except for claims of breach of contract and unjust enrichment. The Company appealed this decision and in June 1995, the Appellate Division, Third Department dismissed the breach of contract claim against the Company and canceled the lis pendens in the first action. The Company intends to move to cancel the lis pendens in the second action.

           ESWC and Frank Grey have agreed to indemnify the Company for any expense, loss or damage suffered or incurred by the Company (including any amounts paid in settlement) as a result of the Company's being a party to the action. An aggregate of 150,000 shares of the Company's Common Stock owned by ESWC (100,000 shares, 50,000 of which were loaned by Michael S. Rakusin) and Frank Grey (50,000 shares) has been pledged as security for such indemnification. In the event a claim for indemnification is not satisfied, the Company's sole recourse against ESWC is the pledged stock. The Company may seek recourse directly against Mr. Grey to the extent that a claim exceeds $275,000 and is not satisfied in full by the pledged stock, valued at the time a claim is made. No assurance can be given as to the value to the Company of the pledged shares at the time a claim for indemnification might be made or that in the event Mr. Grey is called upon to make payment under his indemnity that he will have sufficient net worth to meet his obligation thereunder. Accordingly, there can be no assurance that the Company will be reimbursed in part or in full, for any expenses, damages, or losses incurred in connection with these lawsuits and therefore, an adverse result in any of these actions could have a material adverse effect on the business of the Company.


Item 4. Submission of Matters to Vote of Security Holders

           Not Applicable.

                                                      PART II

Item 5.  Market Registrant's Common Equity and Related Stockholder
Matters


           The following table sets forth the high and low prices for the periods indicated as reported by the National Association of Securities Dealers Automated Quotation System (Nasdaq) between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.


                                    Low              High



Calendar Year 1994:

First Quarter                       7/64             3/16
Second Quarter                      7/64             3/16
Third Quarter                       5/32             1/4
Fourth Quarter                      9/64             19/64

Calender Year 1995:

First Quarter                       1/16             3/32
Second Quarter                      1/16             3/32
Third Quarter                       1/16             3/32
Fourth Quarter                      1/16             3/32


Calendar Year 1996:

First Quarter                       1/32             1/16

Item 6.  Selected Financial Data


                                   Year Ended
                                    10/31/91
Operating Data

Discontinued Operations:

 Total Revenue                          -0-
 Costs and Expenses                     -0-
 Income Tax-Deferred                    -0-
 Income Tax-Current                     -0-
 Net Income (Loss)                   (1,601,342)
 Loss per Share (1)                    (.19)

Balance Sheet Data

 Total Assets                           438,703
 Long Term Debt                         838,500
 Total Liabilities                    1,244,516
 Shareholders' Equity  (Deficit)       (805,813)

                                   Year Ended
                                    10/31/92
Operating Data

 Total Revenue                    $1,009,411
 Costs and Expenses                3,020,602
 Net Loss                         (2,011,191)
 Loss per Share (1)                     (.21)
Balane Sheet Data
 Total Assets                      $2,568,923
 Long Term Debt                     1,830,011
 Total Liabilites                   5,385,927
 Shareholders' Equity
 (Deficit)                         (2,817,004)



                                        Year Ended
                                          10/31/93
Operating Data
Total Revenue                           $2,424,098
Costs and Expenses                       3,501,547
Net Loss                                (1,077,449)
Loss per Share (1)                            (.09)

Balance Sheet Data
Total Assets                            $2,784,356
Long Term Debt                             119,639
Total Liabilities                        3,322,714
Shareholders' Equity
(Deficit)                               (538,358)

                                                                Year Ended
                                                                10/31/94
Operating Data

 Total Revenue                                                  $2,682,367
 Costs and Expenses                                              4,423,042
 Net Loss                                                       (1,740,675)
 Loss per Share (1)                                                   (.04)

Balance Sheet Data
 Total Assets                                                   $2,744,088
 Long Term Debt                                                     53,948
 Total Liabilities                                               4,996,121
 Shareholders' Equity
 (Deficit)                                                      (2,252,033)


                                                                Year Ended
                                                                10/31/95
Operating Data

 Total Revenue                                                  $2,567,209
 Costs and Expenses                                              2,781,477
 Net Loss                                                         (214,268)
 Loss per Share (1)                                                   (.01)

Balance Sheet Data
 Total Assets                                                   $2,198,698
 Long Term Debt                                                      5,527
 Total Liabilities                                               4,664,999
 Shareholders' Equity
 (Deficit)                                                      (2,466,301)





(1) Earnings (Loss) Per Share. Loss per share computations are computed based on the weighted number of shares outstanding for the period.

Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.


Fiscal Year Ended October 31, 1995 Compared to Fiscal Year Ended
October 31, 1994

      Net revenues decreased $115,158 (4.3%) from $2,682,367 for the fiscal year ended October 31, 1995 ("Fiscal 1995") to $2,567,209 for the fiscal year ended October 31, 1994 ("Fiscal 1994"). The $85,053 decrease in gross sales was due primarily to two factors. First, the sales mix in Fiscal 1995 showed increases, totaling $74,296, in more profitable five gallon and coffee service sales offset by decreases, toatlling $133,537, in less profitable 2.5 gallon and one gallon sales. The second contributing factor was a discontinuance of service to marginal customers in the New York City suburbs. The remaining decrease in net revenues related primarily to a reduced gain on unclaimed or lost customer deposits in Fiscal 1995 to $46,257 from $78,971 in Fiscal 1994.

      Cost of sales for Fiscal 1995 was $978,901 (37.6% of gross sales) as compared to $1,090,011 (40.5% of gross sales) for Fiscal 1994. This decrease resulted largely from two factors. The first factor was the shift in sales mix noted above which was further enhanced by shifting the packaging of the remaining 2.5 gallon and one gallon sales from disposable cardboard boxes to reusable plastic crates.

      Selling, general and administrative expenses were $1,542,160 (60.1% of net revenues) in Fiscal 1995 as compared to $1,872,906 (69.8% of net revenues) in Fiscal 1994. $192,903 of this $330,746 total decrease represented a significant reduction in the sales and marketing staff in an effort to better concentrate on the current customer base while a further $135,884 resulted from a streamlining of the administrative staff and expenses. The remaining $1,959 saving was achieved in the delivery and warehouse operations.

      Interest expense increased from $220,223 in Fiscal 1994 to $247,694 in Fiscal 1995 primarily as a result of the full-year effect on 1994 borrowings. The $200,000 mortgage note payable under litigation was not eliminated until year end in Fiscal 1995. Amortization of other assets of $4,876 in Fiscal 1995 and Fiscal 1994 related to the amortization of water rights. The remaining Fiscal 1994 amortization costs related to deferred charges which were fully amortized as at October 31, 1994.

      In Fiscal 1994, the Company wrote-off $739,707 of costs incurred for the proposed merger and public offering which were subsequently withdrawn. Other income of $3,705 in Fiscal 1995 and other expenses of $318,895 in Fiscal 1994 related primarily to non-recurring operating items.

      The loss on sale of assets of $11,551 in Fiscal 1995 resulted primarily from the disposition of the property under litigation while the gain on sale of assets of $99,794 in Fiscal 1994 resulted primarily from the sale of the Utica operation.

      The net loss for Fiscal 1995 decreased by $1,526,407 from $1,740,675 in Fiscal 1994 to $214,268 in Fiscal 1995.


      Fiscal Year Ended October 31, 1994 Compared to Fiscal Year Ended October 31, 1993

      Net revenues increased $258, 269 (or 10.7%) from $2,424, 098 for the fiscal year ended October 31, 1993 ("Fiscal 1993") to $2,682,367 for the fiscal year ended October 31, 1994 ("Fiscal 1994"). This increase was due primarily to a low price increase in its bottled water instituted in January 1994 and increased sales of allied products of approximately $52,000 and was partially offset by sale of the Utica operation which resulted in a decrease in revenues of approximately $78,000 for Fiscal 1994. The price increase did not result in a loss of customers. The Company's prices are Generally below those of its competitors and management therefore believes that it has more price flexibility than its competitors.

      Cost of sales for Fiscal 1994 was $1,090,011 (40.7% of revenues) as compared to $1,099,695 (45.4% of revenues) for Fiscal 1993 due primarily to lower overtime salaries, reduced real estate taxes and a reduction in depreciation in Fiscal 1994 which offset the increases due to the increase in sales volume. Such cost reductions and the above described price increase resulted in the lower cost of sales percentage.

      Selling, general and administrative expenses were $1,872,906 (69.8% of revenues) in Fiscal 1994 as compared to $1,754,536 (72.4% of revenues) in Fiscal 1993. Such increase of $118,370 resulted from the hiring of additional sales and marketing staff and drivers.

      Interest expense increased from $192,981 in Fiscal 1993 to $220,223 in Fiscal 1994. Total debt at October 31 1994 was approximately $435,000 more than at October 31, 1993. Amortization of other assets increased in Fiscal 1994 to $281,094 from $216,609 in Fiscal 1993 due to the increased financing costs.

      In Fiscal 1994 the Company wrote-off $739,707 of costs incurred for the proposed merger and public offering which were subsequently withdraw .

      Other expenses of $318,895 in Fiscal 1994 and $237,726 in Fiscal 1993 related primarily to non-recurring operating cost.

      Net loss for Fiscal 1994 was $1,740,675 as compared to $1,077,449 for Fiscal 1993.

Fiscal Year Ended October 31, 1993 Compared to Fiscal Year Ended
October 31, 1992

      Net sales increased by 140% from $1,009,411 for the fiscal year ended October 31, 1992 ("Fiscal 1992") to $2,424,098 for the fiscal year ended October 31, 1993 ("Fiscal 1993") . This increase reflects the first full year of operation of Echo in the bottled water business as compared to operations for only part of Fiscal 1992.

      Cost of sales for Fiscal 1993 was $1,099,695 (46% of revenues) as compared to $762,821 (76% of revenues) for Fiscal 1992. The improvement in gross margin was primarily due to increased sales of five gallon bottles, which have higher gross margins than the smaller size containers.

      Selling, general and administrative expenses were $1,754,536 for Fiscal 1993 as compared to $1,382,702 for Fiscal 1992. As a percentage of revenues, selling, general and administrative expenses decreased to 72% for Fiscal 1993 from 137% in Fiscal 1992. This increased operating efficiency was due primarily to Echo's consolidating of its administrative offices and distribution facilities, and substantial employee layoffs in connection therewith, following its acquisition of Berkshire Springs of NJ, Inc. in July 1992.

      Interest expense decreased from $267,271 in Fiscal 1992 to $192,981 in Fiscal 1993 as a result of the repayment of current indebtedness and conversion of debt to equity in Fiscal 1993. Total indebtedness at October 31, 1993 was approximately $2,000,000 less than at October 31, 1992. Amortization of other assets increased in Fiscal 1993 to $216,609 from $71,622 in Fiscal 1992 due to the increased debenture costs and the amortization for the full year of certain water rights and a non-compete agreement, both of which had only minor amortization in Fiscal 1992.

      Net write-downs of assets consisting of adjustments made to the value of certain assets and intangibles acquired during the fiscal year was $518,598 in Fiscal 1992.

      Other   expenses  of  $237,726  in  Fiscal  1993   related   primarily  to
non-recurring operating costs.

      Net loss for Fiscal 1993 was $1,077,449 as compared to $2,011,191 for Fiscal 1992.

Liquidity and Capital Resources

         The Company had an accumulated deficit of $8,150,163 at October 31, 1994 and $8,364,431 at October 31, 1995. The Company has experienced substantial cash flow problems and a lack of liquidity that have had a material adverse effect on its operations. In addition, the Company has incurred substantial short-term debt to fund operations over the last several years. The Company commenced its bottled water business in December 1991 and its revenues have increased from $1,009,411 for Fiscal 1992 to $2,682,367 for Fiscal 1994, although there was a small (4%) decrease to $2,567,209 for Fiscal 1995.

         Since its inception, the Company`s primary sources of liquidity have been the proceeds of its initial public offering, cash generated from sales, issuance of debentures, and borrowing from its officers.

         During the past three fiscal years, the Company had negative cash flow from operations of $139,699, $40,045 and $321,084, respectively. Investing activities used cash of $48,181 in Fiscal 1995, $267,602 in Fiscal 1994 and $169,089 in Fiscal 1993 primarily for the acquisition of property and equipment. The Company has financed its operations and investing activities during these years primarily through the issuance of installment debt.

         At October 31, 1995, the Company had a working capital deficiency of $4,233,375. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company`s consolidated financial statements for the period ended October 31, 1995 states that there is a substantial doubt about the Company`s ability to continue as a going concern.

         Considerations which tend to mitigate the question of going concern include management`s successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or achieve profitable operations going forward.

         The Company has no plans or commitments for capital expenditures during the next twelve months other than the ordinary equipment purchases which are expected to be funded with additional instalment debt.

         The Company`s business is subject to seasonal fluctuation, with summer being the busiest season and winter the slowest. To date, seasonality has not had any material effect on the Company`s financial condition or results of operations.



Item 8.  Financial Statements and Supplementary Data

         (See Financial Statements included elsewhere herein)


Item 9.  Disagreements of Accounting and Financial Disclosure


         There were no disagreements on any manner of accounting principles or practices of financial statement disclosure during the 24 month period prior to the date of the most recent financial statements included herein.


                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers and Directors

         The following individual is the present executive officer and director of Echo. Each director will hold office until the next annual meeting of the stockholders and until his successor is elected and qualified. Officers are elected by, and serve at the pleasure of the Board of Directors.


Name                            Age       Position
Officers and Directors

Michael S. Rakusin............. 40        President, Treasurer and
                                           Director


         Michael S. Rakusin has been the Treasurer and a Director of Echo since 1987. He was appointed Secretary in June 1987; Executive Vice President in November 1988; and President in April 1991. From 1984 to March 1987, Mr. Rakusin was self-employed, rendering financial and accounting services. From 1976 to 1984, he was employed as an accountant by J.M. Stern & Co., Certified Public
Accountants.  Mr. Rakusin is a Certified Public Accountant in the
State of New York. He earned a Bachelor of Business Administration
Degree from the City University of New York in 1976.


Item 11.  Executive Compensation

         The following table provides certain summary information concerning the compensation paid or accrued by Echo and its subsidiaries to or on behalf of Echo's Chief Executive Officer and the other named executive officers of Echo for services rendered in all capacities to Echo and its subsidiaries for the fiscal years ended October 31, 1993, 1994 and 1995.

Summary Compensation Table

Name and Principal      Annual Compensation
Position

                                           Other
                                           Annual
                                           Compen-
                     Year  Salary    Bonus    sation

Michael S. Rakusin   1995 $80,300    -        -
President            1994 $89,117    -        -(1)
                     1993 $60,000    -        -


Edward Metzger       1995 $82,000    -        -
 Vice President      1994 $104,000   -        -
                     1993 $104,000   -        -


Name and Principal      Long-Term Compensation
Position                Awards Payouts


                              Restricted
                              Stock       Options/
                     Year     Award(s)      SARs

Michael S. Rakusin   1995        -             -
President            1994        -             -
                     1993        -             -


Edward Metzger      1995         -             -
                    1994         -             -
                    1993         -             -

Name and Principal      Long-Term Compensation
Position                Awards Payouts

                                            All
                                            Other
                                   LTIP     Compen-
                     Year          Payouts  sation

Michael S. Rakusin   1995             -          -
President            1994             -          -
                     1993             -          -


Edward Metzger       1995             -          -
Vice President       1994             -          -
                     1993             -          -


(1) In November 1993, the Company issued 2,500,000 shares of its common stock valued at $25,000 ($0.01 per share) to Mr. Rakusin in consideration for prior services rendered by Mr. Rakusin to the Company.



Item 12. Security Ownership of Certain Beneficial Owners and
Management

         The following table sets forth as of May 31, 1996 the number of shares of Common Stock of Echo and the percentage of that class owned beneficially, within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and the percentage of Echo's voting power owned by (I) all stockholders known by Echo to beneficially own more than five percent of Echo's Common Stock; (ii) each director of Echo; and (iii) all directors and officers as a group. All shares set forth in the following table are entitled to one vote per share and the named beneficial owners have sole voting and investment power. Each percentage set forth in the following table assumes the exercise of all stock options exercisable by the named individual or group as of May 31, 1996 or within 60 days thereafter.

Name and Address                 Number of Shares
of Beneficial Owner             Owned Beneficially       Percentage

Michael S. Rakusin               5,693,980(1)             13.5%
Building 100-A, Hackensack Avenue
Kearny, New Jersey 07032

ESWC, Inc.                       5,256,064 (2)            12.7%
149 Main Street
Cooperstown, New York 12236

All directors and officers        5,693,980               13.5%
as a group (three persons)

- ---------------------------

(1) Includes 693,980 shares of common stock issuable upon exercise of warrants, exercisable at $.25 per share and expiring on October 31, 1996.

(2) The stockholders of ESWC, Inc. are Mr. Grey (a former officer and director of the Company), Richard Schuttenhelm, Lorenzo Ardito and Kenneth and Martha Harrington. Pursuant to an oral agreement, the shares owned by ESWC, Inc. are voted based upon the decision of the holders of 90% of the outstanding shares of ESWC, Inc.

Item 13.  Certain Transactions and Related Transactions


NONE


                                                      PART IV

Item 14.  Exhibits.  Financial Statements.

Schedules and Reports of Form 8-K


(A)(1) The following financial statements are included in Part II, Item 8:

         Report of Independent Certified Public Accountants.

         Consolidated Financial Statements -

         Consolidated Balance Sheet for October 31, 1994 and 1995.

         Consolidated Statement of Operations for the Years Ended
         October 31, 1995, 1994 and 1993

         Consolidated Statement of Shareholder's Equity (Deficiency) for the Years Ended October 31, 1995, 1994 and 1993

         Consolidated Statement of Cash Flows for the Years Ended
         October 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

         Schedules are omitted for the reason that they are not required, are not applicable, or the required information is shown on the financial statements or notes thereto.

   (B) Reports on Form 8-K - Not applicable.
   (C) Exhibits. The following exhibits are filed as part of the Company's report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parenthesis.

Official Exhibit

Number
                              Description                          Page Number

[3] (a) (1)           Certificate of Incorporation                   I/B/R
                          (Filed with Form S-18)


[3] (a) (2)           Certificate of Amendment to                    I/B/R
                      Certificate of Incorporation
                         (Filed with Form S-18)


[3] (b)               By-Laws                                        I/B/R
                        (Filed with Form S-18)

Board of Directors and Shareholders
Echo Springs Water Co., Inc.


                                           Independent Auditors' Report

         We have audited the accompanying consolidated balance sheet of Echo Springs Water Co., Inc. and subsidiaries as at October 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Echo Springs Water Co., Inc. and subsidiaries as at October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           ROBBINS, GREENE, HOROWITZ, LESTER & CO., LLP
New York, New York
May 10, 1996, except
 Note 16 which is
 dated June 5, 1996

                                           ECHO SPRINGS WATER CO., INC.

                                            CONSOLIDATED BALANCE SHEET


                                                        AS AT OCTOBER 31,

                                                                  1995

                                     ASSETS
Current Assets:
 Cash                                                            $   57,224
 Accounts receivable - net of
  allowance for doubtful accounts
  of $35,000 in 1995 and $27,000 in 1994                            279,128
 Notes receivable, current portion                                   22,380
 Inventories                                                         39,909
 Prepaid expenses                                                    27,406
                                                                    --------
         Total Current Assets                                       426,047

Notes receivable, net of current portion                            157,857

Property, plant and equipment - net                               1,395,090

Other assets                                                        219,704

         TOTAL ASSETS                                            $2,198,698


                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
 Current portion of debt                                          $  830,544
 Debentures                                                        1,325,000
 Accounts payable and accrued expenses                             2,242,578
 Customer deposits                                                   211,900
 Unearned revenues                                                    49,400
                                                                    ---------
         Total Current Liabilities                                  4,659,422

Installment debt                                                        5,577

         Total Liabilities                                          4,664,999

Shareholders' Equity (Deficiency):
 Common stock, $.0001 par,
  75,000,000 shares authorized; issued
  and outstanding 41,499,910 shares in
  1995 and 1994                                                        4,150
 Additional paid-in capital                                        5,893,980
 Accumulated deficit                                              (8,364,431)
                                                                    ---------
         Total Shareholders' Equity
          (Deficiency)                                            (2,466,301)

         TOTAL LIABILITIES AND SHARE-
          HOLDERS' EQUITY (DEFICIENCY)                             $2,198,698



See accompanying notes to consolidated financial statements.

                                           ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEET


                                                        AS AT OCTOBER 31,

                                                              1994

                                     ASSETS
Current Assets:                                                $  247,824
Cash
 Accounts receivable - net of
  allowance for doubtful accounts
  of $35,000 in 1995 and $27,000 in 1994                          275,296
 Notes receivable, current portion                                 47,285
 Prepaid expenses                                                  15,763
                                                                  613,633

Notes receivable, net of current portion                          176,114

Property, plant and equipment - net                             1,729,249

Other assets                                                      225,092
       TOTAL ASSETS                                            $2,744,088


                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
 Current portion of debt                                           $  984,893
 Debentures                                                         1,325,000
 Accounts payable and accrued expenses                              2,377,980
 Customer deposits                                                    193,000
 Unearned revenues                                                     61,300
                                                                   ---------
         Total Current Liabilities                                  4,942,173
Installment debt                                                       53,948

         Total Liabilities                                          4,996,121

Shareholders' Equity (Deficiency):
 Common stock, $.0001 par,
  75,000,000 shares authorized; issued
  and outstanding 41,499,910 shares in
  1995 and 1994                                                        4,150
 Additional paid-in capital                                        5,893,980
 Accumulated deficit                                              (8,150,163)
                                                                 ---------
         Total Shareholders' Equity
          (Deficiency)                                            (2,252,033)

         TOTAL LIABILITIES AND SHARE-
          HOLDERS' EQUITY (DEFICIENCY)                             $2,744,088



See accompanying notes to consolidated financial statements.

                                           ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 FOR THE YEARS ENDED OCTOBER 31,


                                                                    1995



Revenues:
 Gross sales                                                 $ 2,606,488
 Credits and allowances                                         (67,241)
 Freight out                                                    (50,745)
 Other income                                                    78,707
                                                             ----------
                                                              2,567,209

Costs and Expenses:
 Cost of sales                                                  978,901
 Selling, general and
  administrative                                              1,542,160
 Interest                                                       247,694
 Amortization of other
  assets                                                          4,876
 Write-off of deferred
  merger and public offering
  costs
 Other expenses (income) - net                                   (3,705)
 Loss (gain) on sale
  of assets                                                      11,551
         Total Costs and
          Expenses                                            2,781,477

Net loss                                                    $  (214,268)
                                                             ==========

Net loss per share                                          $      (.01)
                                                             ==========

Weighted average shares
 outstanding                                                 41,499,910



See accompanying notes to consolidated financial statements.

                                           ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 FOR THE YEARS ENDED OCTOBER 31,


                                   1994                          1993
                                   ----                          ----


Revenues:
 Gross sales                     $ 2,691,541                   $ 2,511,970
 Credits and allowances              (61,073)                      (61,781)
 Freight out                         (51,309)                      (61,797)
 Other income                        103,208                        35,706
                                  ----------                    ----------
                                   2,682,367                     2,424,098
                                  ----------                    ----------

Costs and Expenses:
 Cost of sales                     1,090,011                     1,099,695
 Selling, general and
  administrative                   1,872,906                     1,754,536
 Interest                            220,223                       192,981
 Amortization of other
  assets                             281,094                       216,609
 Write-off of deferred
  merger and public offering
  costs                              739,707
 Other expenses (income) - net       318,895                       237,726
 Loss (gain) on sale
  of assets                          (99,794)
         Total Costs and
          Expenses                 4,423,042                     3,501,547
                                  ----------                    ----------

Net loss                         $(1,740,675)                  $(1,077,449)
                                  ==========                    ==========

Net loss per share               $      (.04)                  $      (.09)
                                    ==========                    ==========

Weighted average shares
 outstanding                       41,466,577                    12,075,447
                                  ==========                    ==========



See accompanying notes to consolidated financial statements.

                                           ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31,

                                                                    1995

Operating Activities:
 Net loss                                                     $(214,268)
 Adjustments to
  reconcile net loss
  to net cash used
  by operating
  activities:
  Depreciation and
   amortization                                                 139,245
  Loss (gain) on sale
   of assets                                                     11,551
  Stock issued for
   services and
   interest
  Provision for
   doubtful accounts                                              8,000
  Changes in assets
   and liabilities:
   Accounts receivable                                          (11,832)
   Inventories                                                    7,376
   Prepaid expenses                                             (11,643)
   Other assets                                                     512
   Accounts payable
    and accrued expenses                                        (75,640)
   Customer deposits                                             18,900
   Unearned revenues                                            (11,900)
                                                               --------
         Net Cash Used
          By Operating
          Activities                                           (139,699)

Investing Activities:
 Capital expenditures                                           (85,210)
 Collections on notes
  receivable                                                     23,342
 Proceeds from sale of
  assets                                                         13,687
         Net Cash Used By
          Investing
          Activities                                            (48,181)

Financing Activities:
 Proceeds from issuance
  of common stock
 Deferred financing costs
 Increase in installment
  debt                                                          124,336
 Repayment of debt                                             (127,056)
 Proceeds from debentures
         Net Cash Provided
          (Used) By Financing
          Activities                                             (2,720)
Net increase (decrease)
 in cash                                                       (190,600)
Cash - beginning                                                247,824
CASH - ENDING                                                 $  57,224
See accompanying notes to consolidated financial statements.

                                           ECHO SPRINGS WATER CO., INC.

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                          FOR THE YEARS ENDED OCTOBER 31,

                                            1994                     1993
                                           ----                     ----
Operating Activities: Net loss         ($1,740,675)             $(1,007,449)
 Adjustments to
  reconcile net loss
  to net cash used
  by operating
  activities:
  Depreciation and
   amortization                           395,890                  455,934
  Loss (gain) on sale
   of assets                                                    (99,794)
  Stock issued for
   services and
   interest                                27,000                  99,699
  Provision for
   doubtful accounts                       (3,000)                 (70,000)
  Changes in assets
   and liabilities:
   Accounts receivable                      6,568                  (28,659)
   Inventories                             63,260                   62,702
   Prepaid expenses                        59,994                  (59,120)
   Other assets                            (6,309)                 (37,560)
   Accounts payable
    and accrued expenses                1,274,908                  305,911
   Customer deposits                      (15,387)                  46,958
   Unearned revenues                       (2,500)                 (19,500)
                                          ----------               ----------
         Net Cash Used
          By Operating
          Activities                      (40,045)                (321,084)
                                          ----------               ----------

Investing Activities:
 Capital expenditures                    (290,273)                (209,089)
 Collections on notes
  receivable                               21,421
 Proceeds from sale of
  assets                                    1,250                   40,000
                                         ----------               ----------
         Net Cash Used By
          Investing
          Activities                      (267,602)                (169,089)
                                        ----------               ----------

Financing Activities:
 Proceeds from issuance
  of common stock                                                    81,000
 Deferred financing costs                  (60,000)                (140,764)
 Increase in installment
  debt                                     600,022
 Repayment of debt                        (195,216)                (549,644)
 Proceeds from debentures                                          1,240,000
                                          ----------               ----------
         Net Cash Provided
          (Used) By Financing
          Activities                       344,806                  630,592
                                           ----------               ----------
Net increase (decrease)
 in cash                                    37,159                  140,419
Cash - beginning                           210,665                   70,246
                                         ----------               ----------
CASH - ENDING                          $   247,824              $   210,665
                                         ==========               ==========
See accompanying notes to consolidated financial statements.

                                           ECHO SPRINGS WATER CO., INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                      FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                  Common Stock

                                                 Shares       Amount

Balance at October
 31, 1992                                     9,645,950       $  965

Net loss

Shares issued in
 connection with
 E Debentures                                 4,960,000         496

Shares issued for
 conversion of
 B, C and D
 Debentures                                  11,384,000        1,138

Return of shares by
 officer                                     (3,087,945)       (309)

Reissuance to officer
 under agreement                                 19,905           2

Shares issued for
 settlement of amounts
 due shareholders                             5,420,000         542

Issuance of stock                               648,000          65

Shares issued for
 prior borrowing                                340,000          34

Shares issued for
 consulting
 services                                     2,500,000         250

Conversion of
 mortgage to
 stock                                        5,200,000          520

Conversion of debt                              100,000          10

Conversion of
 accrued interest:
 Debentures                                   1,170,000         117
 Mortgage                                       500,000          50
                                             ----------       -----

Balance at October
 31, 1993                                    38,799,910        3,880

Net loss
Shares issued for
 prior debt                                     200,000          20
Shares issued to
 officer under
 agreement                                    2,500,000         250
                                             ----------       -----
Balance at October 31,
 1994                                         41,499,910       4,150
Net loss
Balance at October 31,
 1995                                        41,499,910       $4,150
                                             ==========        =====

See accompanying notes to consolidated financial statements.

                                           ECHO SPRINGS WATER CO., INC.


                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                      FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                       Paid-In              Accumulated
                                       Capital                   Deficit

Balance at October
 31, 1992                            $2,514,070              $(5,332,039)
Net loss                                                      (1,077,449)
Shares issued in
 connection with
 E Debentures                            49,104

Shares issued for
 conversion of
 B, C and D
 Debentures                           1,309,362
Return of shares by
 officer                                    309
Reissuance to officer
 under agreement                            197

Shares issued for
 settlement of amounts
 due shareholders                       159,458

Issuance of stock                        80,935

Shares issued for
 prior borrowing                         42,466

Shares issued for
 consulting
 services                                24,750

Conversion of
 mortgage to
 stock                                 1,299,480

Conversion of debt                        71,990

Conversion of
 accrued interest:
 Debentures                              244,036
 Mortgage                                 71,093
Balance at October
 31, 1993                              5,867,250         (6,409,488)

Net loss                                                 (1,740,675)
Shares issued for
 prior debt                                1,980
Shares issued to
 officer under
 agreement                                 24,750

Balance at October 31,
 1994                                   5,893,980         (8,150,163)

Net loss                                                    (214,268)

Balance at October 31,
 1995                                  $5,893,980        $(8,364,431)
                                  =====================   ==========

See accompanying notes to consolidated financial statements.

                                           ECHO SPRINGS WATER CO., INC.

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                       FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                   Total
                                  Shareholders'
                                     Equity
                                  (Deficiency)

Balance at October
 31, 1992                                   $(2,817,004)

Net loss                                     (1,077,449)

Shares issued in
 connection with
 E Debentures                                    49,600

Shares issued for
 conversion of
 B, C and D
 Debentures                                   1,310,500

Return of shares by
 officer
Reissuance to officer
 under agreement                                     199
Shares issued for
 settlement of amounts
 due shareholders                               160,000

Issuance of stock                                81,000

Shares issued for
 prior borrowing                                 42,500

Shares issued for
 consulting
 services                                        25,000

Conversion of
 mortgage to
 stock                                        1,300,000

Conversion of debt                               72,000

Conversion of
 accrued interest:
 Debentures                                     244,153
 Mortgage                                        71,143

Balance at October
 31, 1993                                      (538,358)

Net loss                                     (1,740,675)
Shares issued for
 prior debt                                       2,000
Shares issued to
 officer under
 agreement                                       25,000
Balance at October 31,
 1994                                        (2,252,033)

Net loss                                       (214,268)
Balance at October 31,
 1995                                       $(2,466,301)
                                             ==========

See accompanying notes to consolidated financial statements.

                                           ECHO SPRINGS WATER CO., INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -        BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

                Echo Springs Water Co., Inc. (formerly Grudge Music Group, Inc.) ("the Company"), through its subsidiaries, is engaged principally in the distribution of bottled water and allied products. The Company bottles water from its own natural springs in Burlington, NY for direct distribution and sale to business and residential customers as well as for wholesale to supermarkets and other bottled water distributors.

                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

                Principles of Consolidation
                The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                Use of Estimates
                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                Revenue Recognition
                Revenue from equipment rental is recognized based on the period in which it is earned and unearned revenue is recorded for the portion billed in advance. Revenues from product sales are recognized upon shipment to the wholesaler or delivery to the customer, as applicable.

                Inventories
                Inventories consist of items held for sale or rental, including water coolers and bottles which have not yet been put into service, and are valued at the lower of cost or market with cost being determined on the basis of the first-in, first-out method.

                Property, Plant and Equipment
                Property, plant and equipment are recorded at cost. Additions, renewals and improvements are capitalized. Asset and accumulated depreciation accounts are relieved for dispositions with any resulting gain or loss reflected in earnings. Maintenance and repairs are charged to expense as incurred. Maintenance and repairs expense amounted to $39,716 in 1995, $57,667 in 1994 and $67,266 in 1993. Depreciation of plant and equipment is provided by the straight-line method over the estimated economic useful lives of the various asset groups as follows:

                Buildings and improvements             5-40 years
                Machinery and equipment                5-20 years
                Furniture and fixtures                    7 years
                Vehicles                                  5 years
                Water coolers, bottles
                 and brewers                           4-10 years

                                           ECHO SPRINGS WATER CO., INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -        BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                During 1994, the Company reviewed the useful lives assigned to various assets and determined that such lives were not providing an accurate measure of the expected use of the assets and, therefore, extended the estimated useful lives of most assets. As a result of this change in estimate, the Company reduced depreciation expense by approximately $147,000 for the year ended October 31, 1994.

                Other Assets
                Financing costs are capitalized when incurred and amortized over the term of the related indebtedness. Any unamortized costs are charged to equity at the time of conversion of the related debt to common stock. Deferred consulting costs and intangible assets are amortized by the straight-line method for the various asset groups as follows:

                           Water rights                           40 years
                           Non-compete agreements                  2 years
                           Deferred consulting costs               2 years

                Income Taxes
                In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Adoption of SFAS 109 had no impact on the financial statements of the Company as all deferred tax benefits from the use of net operating loss carryforwards are offset by valuation allowances.

                Loss Per Common and Equivalent Share Loss per share is based upon the weighted average number of shares outstanding during each period. There were 41,499,910, 41,466,577 and 12,075,447 weighted average shares of common stock outstanding for the years 1995, 1994 and 1993, respectively.

                Supplemental   loss  per  share   assuming  the   conversion  of
                convertible debentures as of the date of issuance was $(.01) for 1995, $(.04) for 1994 and $(.04) for 1993.

                Statement of Cash Flows
                For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at October 31, 1995 or 1994.

NOTE 2 -        SALE OF UTICA OPERATION

                In efforts to consolidate operations, the Company sold its Utica operation in January 1994. As part of the sales agreement, the new operation will purchase bottled water from the Company for three years. The Company realized a gain on the sale of the operation of $104,533 and as part of the selling price received notes of $225,000 payable at $3,180 per month, including interest at 6%, through March 2001. Sales of the Utica operation included in revenues in 1994 and 1993 were $15,675 and $118,049, respectively. Sales of bottled water to the new company in 1995 and 1994 amounted to $39,924 and $24,196, respectively.

                                           ECHO SPRINGS WATER CO., INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -        INVENTORIES
                Inventories consist of the following:
                                                                  October 31,
                           1995                                             1994
                           ----                                             ----

Bottles                    $ 2,094                                       $ 6,606
Product held
for sale                   18,298                                         22,742
Supplies                   19,517                                         17,937
                           ------                                         ------
                           $39,909                                       $47,285
                            ======                                        ======

NOTE 4 -        PROPERTY, PLANT AND EQUIPMENT
                Property, plant and equipment are summarized as follows:

                              October 31,
                           1995                                1994
                           ----                                ----

Land                       $  150,000                    $  150,000
Buildings and
improvements               362,298                          355,350
Water coolers,
 bottles and
          brewers          864,068                          801,183
Machinery and
 equipment                 373,588                          368,711
Vehicles                   60,850                            50,350
Furniture and
 fixtures                    124,862                        124,862
                           ---------                       ---------
                           1,935,666                      1,850,456
Less: accumulated
 depreciation and
 amortization                540,576                       406,207
                           ---------                     ---------
 NET                       1,395,090                     1,444,249
Assets under
 litigation                                                285,000
                           ---------                    ---------
                           $1,395,090                   $1,729,249
                            =========                    =========

NOTE 5 -        OTHER ASSETS
                Other assets are comprised of the following:

                              October 31,
                           1995                           1994
                           ----                           ----

Water rights               $205,000                                $205,000
Accumulated
 amortization               28,653                                   23,777
                           -------                                  -------
Net deferred
 charges                   176,347                                  181,223
Security
deposits                    43,357                                   43,869
                           -------                                 -------
                           $219,704                                $225,092
                            =======                              =======

Deferred charges of $576,521 for financing costs, non-compete agreement and consulting costs were fully amortized at October 31, 1994 and written off in 1995.

                                           ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -        CAPITAL AND OPERATING LEASES

                Capital Leases
                The Company leases machinery and equipment under capital leases that are included under the caption "Property, Plant and Equipment" in the accompanying balance sheet at October 31, 1995 and 1994 as follows:

                                                1995                 1994
                                                ----                 ----
                Machinery and equipment        $50,000              $50,000
                Accumulated depreciation        13,707               11,462
                                                ------               ------
                                Total          $36,293              $38,538
                                               ======               ======

                Operating Leases
                The Company leases office and warehouse facilities under an operating lease expiring March 31, 1998. Rental expense for office and warehouse facilities amounted to $65,943 in 1995, $68,943 in 1994 and $89,148 in 1993.

                In addition the Company leases vehicles and various office equipment under operating leases that extend until August 2004. Rental expenses under equipment leases amounted to $150,575 in 1995, $103,278 in 1994 and $25,796 in 1993.

                The Company entered into a 20-year lease with an unaffiliated landlord commencing September 1, 1994 for 41.686 acres of land located in the town of Edmeston, State of New York, on which are located two developed springs. The springs have a combined capacity of approximately 52,000,000 gallons of water per year. The Company applied for and received approval from the New York State Department of Health to operate the springs in 1995. Based on the amended agreement effective July 1, 1995, rent for the property is $.005 per gallon of water extracted for the first five years (with minimum rent of $300 per week) and $.01 per gallon for the following fifteen years (with minimum rent of $600 per week). The Company is also required to pay an additional $21,000 during the first year with a deposit of $5,000 and the balance in 12 equal installments. The Company has the right to build and operate a processing plant (which will become the property of the landlord) on the property in which case the rent will increase to $.015 per gallon extracted. The Company also has the right to terminate the lease without penalty after payment of rent aggregating $100,000 plus the $21,000 first year fee, and, in the event it has constructed a processing plant, the right to renew the lease for an additional 20-year term on terms to be agreed upon by the parties. The Company intends, as its needs require, to utilize the water from these springs in its business. The water can be utilized without construction of a plant and the Company has no immediate plans to build a plant on this property. Rent expense under this lease was $9,330 and $6,080 for the years ended October 31, 1995 and 1994, respectively.

                                           ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -        CAPITAL AND OPERATING LEASES (CONTINUED)

                Minimum future lease payments are:

                                                                   Capital
                Fiscal year ending                                  Leases
                1996                                                $8,869
                1997
                1998
                1999
                2000
                2001 and thereafter
                Total minimum payments                               8,869
                Less: amount
                 representing interest                                 398
                Present value of
                 minimum payments                                   $8,471

                                                           Operating Leases
                Fiscal year ending                 Office          Equipment
                ------------------                 ------          ---------
                1996                              $ 65,943          $61,836
                1997                                65,943           50,580
                1988                                27,476           24,432
                1999                                                 24,432
                2000                                                 17,306
                2001 and thereafter
                Total minimum payments            $159,362         $178,586
                                                  =======          =======
                Less: amount
                 representing interest
                Present value of
                 minimum payments

                                                           Operating Leases
                Fiscal year ending                                    Land
                ------------------                                    ----
                1996                                              $ 27,600
                1997                                                15,600
                1988                                                15,600
                1999                                                15,600
                2000                                                19,200
                2001 and thereafter                                460,800
                                                                   -------
                Total minimum payments                            $554,400
                                                                   =======
                Less: amount
                 representing interest
                Present value of
                 minimum payments

                                           ECHO SPRINGS WATER CO., INC.


NOTE 7 -        INDEBTEDNESS
                                                                      1995
                Installment Debt

                Secured time notes, with interest at
                 7.4% and 9.0%, payable in 24 and 36
                 monthly installments of $623 and
                 $954 including interest.  Final
                 installment due April 1997.                          15,119

                Secured time notes, at 12.0%,
                 payable in 36 monthly installments
                 of $6,072 including interest (*)                      57,509

                Advance payable to stockholder
                 with interest at 12%.                                 60,000

                Capitalized lease obligations                            8,471

                Notes payable with interest at 18%
                 due December 31, 1995 (c) (*)                         300,022

                Notes payable with interest at 7%
                 due December 31, 1995 (b) (*)                         275,000

                Mortgage note  payable,  with 8.0% interest  payable  quarterly, principal due November 1993 under litigation (See note 11)

                Mortgage note payable, with 8.0%
                 interest payable quarterly,
                 principal due December 1993 (a) (*)                  120,000
                                                                     -------
                           TOTAL DEBT                                836,111

                           CURRENT PORTION                           830,544

                           NET LONG-TERM PORTION                    $  5,577
                                                                     =======

         * Obligations are currently in default as to principal and interest (Note 16).

                                           ECHO SPRINGS WATER CO., INC.

                                                                      1994
                Installment Debt

                Secured time notes, with interest at
                 7.4% and 9.0%, payable in 24 and 36
                 monthly installments of $623 and
                 $954 including interest.  Final
                 installment due April 1997.                      $   27,839

                Secured time notes, at 12.0%,
                 payable in 36 monthly installments
                 of $6,072 including interest (*)                      94,493

                Advance payable to stockholder with interest at 12%.

                Capitalized lease obligations                          21,487

                Notes payable with interest at 18%
                 due December 31, 1995 (c) (*)                        300,022

                Notes payable with interest at 7%
                 due December 31, 1995 (b) (*)                       275,000

                Mortgage note  payable,  with 8.0% interest  payable  quarterly, principal due November 1993 -
                 under litigation (See note 11)                        200,000

                Mortgage note payable, with 8.0%
                 interest payable quarterly,
                 principal due December 1993 (a) (*)                  120,000
                                                                       -------
                           TOTAL DEBT                               1,038,841

                           CURRENT PORTION                            984,893

                           NET LONG-TERM PORTION                   $   53,948
                                                                    =========

         * Obligations are currently in default as to principal and interest (Note 16).

                                           ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -        INDEBTEDNESS (CONTINUED)

                (a) During 1993, $1,300,000 of the mortgage was converted to 5,200,000 shares of common stock on the basis of four shares for each dollar of debt and $80,000 was repaid. In addition, 500,000 shares of common stock were issued in settlement of $71,143 of accrued interest and any additional unpaid interest. The mortgagor has agreed to extend the maturity until December 31, 1995.

                (b) Echo Springs Water Company, Inc., a related company, borrowed $300,000 under a promissory note dated August 24, 1994. The loan bears interest at 7% and principal and interest are payable December 31, 1995. As additional consideration for the loan, Echo Springs Water Company, Inc. was to issue 25,000 shares of its common stock to the note holder. In October 1994, $25,000 of the borrowing was repaid. The proceeds of the borrowings were lent to the Company under the same terms as with the note holder.

                (c) Holders of notes totalling $200,000 agreed to extend the maturity date in exchange for shares of common stock of Echo Springs Water Company, Inc. Shares which were to be issued equal 20% of the amount of the note extended divided by $3.00 per share for an aggregate 13,333 shares.

                Shares of Echo Springs Water Company, Inc. to be issued under
                (b) and (c) above were not issued and there was an offer made to rescind the transaction since the contemplated offering (Note 15) was not consumated.

                The secured time notes and mortgages are secured by the related property, plant and equipment of the Company. The Company has further provided security interests to the lenders in inventories, accounts receivable and substantially all of the assets of the Company.

                                                      1995              1994
                                                      ----              ----
                Debentures

                8% Series D convertible
                 subordinated debentures
                 maturing December 31, 1995 *   $   85,000         $   85,000

                10% Series E debentures
                 maturing December 31, 1995 *   1,240,000          1,240,000
                                               ---------          ---------
                           TOTAL               $1,325,000         $1,325,000
                                               =========          =========

                * Obligations are currently in default as to principal and interest (Note 16).

                The series E debentures consist of 1,240 units, with each unit consisting of a $1,000 series E debenture and 4,000 shares of common stock which shares were issued during fiscal 1993.

                The convertible subordinated debentures are convertible into common stock at $.50 per share.

                                           ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 -        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses consist of the following:
                                                          October 31,
                                                 1995                 1994
                Trade payables                $  649,983           $  584,844
                Accrued expenses                 573,507              813,648
                Wages payable                     41,263               48,595
                Interest payable                 451,373              293,879
                Due to officer                                         88,300
                Payroll taxes payable            494,670              519,976
                Sales taxes payable               31,782               28,738
                                               ---------            ---------

                                              $2,242,578           $2,377,980
                                               =========            =========

                The Company is presently negotiating for settlement of current and prior years' unpaid payroll taxes. No provision has been made for any possible interest and penalties thereon, as management is of the opinion that such amounts, if any, will not be material.

NOTE 9 -        COMMON STOCK

                At October 31, 1995, the Company has warrants outstanding that allow the holders to purchase shares of common stock as follows:

                Group                  Shares     Price       Expiration Date
                -----
                Investment banker     100,000    $.81          March 1997
                Officer               693,980     .25          October 1996
                Series B debentures   460,500     .25          October 1996
                Others                 42,500     .25          October 1996



                The Company borrowed various amounts from Michael S. Rakusin, an officer, over the years, and settled an aggregate of $693,980 (including accrued interest of $37,475) indebtedness to Mr. Rakusin by the issuance to him of an aggregate of 5,551,840 shares of common stock of the Company, including 1,466,320 shares for debt and interest in fiscal 1991, on the basis of 8 shares for each $1.00 indebtedness as well as the aforementioned warrants to purchase 693,980 shares of common stock at a price of $.50 per share, which warrants were to expire October 31, 1993 and were extended an additional year in 1993.

                In 1994 the warrants expiring October 1994 were extended an additional two years and the exercise price reduced to $.25 per share.

                In January 1993, Mr. Rakusin contributed 3,087,945 common shares to the Company to satisfy the terms of an agreement reached with the management.

                                           ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -        COMMON STOCK (CONTINUED)

                During 1993, the Company issued additional common shares upon the increase in the authorized shares of the Company to 75,000,000 shares as follows:

                                                                 # of Shares
                Conversion of debentures                           11,384,000
                Conversion of interest on debentures                1,170,000
                Conversion of ESWC mortgage (Note 8)                5,200,000
                Conversion of interest on mortgage (Note 8)           500,000
                Issued in connection with issuance
                 of Series E debentures (Note 8)                    4,960,000
                Vendor settlement                                     100,000
                Amounts due to shareholders                         5,420,000
                Reissuance to officer under agreement
                 at $.01 per share                                     19,905
                Shares sold during year at $.125 per share            648,000
                Shares issued for services at $.01 per share        2,500,000
                Shares issued for prior borrowings at
                 $.125 per share                                      340,000
                     Total                                         32,241,905

                Amounts due to shareholders at October 31, 1992 represented the shares to be issued in connection with various transactions during fiscal 1992 for which the shares could not be issued due to the limitation caused by insufficient authorized shares to consummate these transactions. Mr. Rakusin loaned shares to the Company to complete certain of the transactions, and the balance of the shares were shares needed to complete the respective transactions. The following shares were issued in 1993 upon the increase in the authorized number of shares.

                                       Per Share             Payable
                                       # of Shares             Value     Amount
                ESWC acquisition         2,000,000             $.01     $20,000
                Rich Bach                2,500,000              .01      25,000
                Berkshire acquisition      670,000             .125      83,750
                Vendor settlement          250,000             .125      31,250
                                          ------             -------
                                         5,420,000          $160,000
                                         =========          =======

                During fiscal 1993, 3,684,000 shares were issued upon conversion of Series B ($.125 per share) debentures, $127,153 of accrued interest was waived and 460,500 warrants were issued. Additionally, 7,500,000 shares and 200,000 shares were issued upon conversion of the Series C ($.10 per share) and D ($.50 per share) debentures, respectively, and 1,170,000 shares were issued for accrued interest of $117,000.

NOTE 10-        INCOME TAXES

                The Company files a consolidated federal income tax return with its subsidiaries. As of October 31, 1995, the Company had net operating loss carryforwards in excess of $8,000,000 for financial as well as State and Federal tax purposes which expire in varying amounts beginning in 2004.

                                           ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11-        LITIGATION

                In November 1991, the Company, through a wholly-owned subsidiary, purchased substantially all of the net operating assets of HSF which was formerly engaged in the packaging and distribution of natural spring water. In May 1992, prior to commencing production from the HSF spring, the Company discovered through routine testing that the spring appeared to be contaminated. The Company accordingly suspended all scheduled interest payments on the mortgage note to HSF. Based upon its investigation, the Company believes that the HSF spring is not commercially viable. Inasmuch as the spring was not operating when it was acquired, there was no loss of customers. The assets had been written down to management's estimate of the net realizable value of the underlying property. In September 1992, HSF commenced an action against the Company to collect payment due it under the mortgage agreement. The Company filed a response and counterclaim against HSF. HSF's motion for summary judgement was denied in an order dated March 30, 1994. The litigation was settled in 1995 with the Company returning the property and being released from the related debt. A loss of $12,738 was recorded for the year ended October 31, 1995 as a result of the settlement.

                In the first quarter of 1993 a lessor brought action against Berkshire Springs of NJ, Inc., ("Berkshire") and the Company in connection with the lease of certain EDP systems and equipment. The lessor was seeking to collect back lease and maintenance payments owed by Berkshire in excess of $140,000. The Company asserts that it assumed no interest in this asset or the related liability in connection with its purchase of Berkshire. Such items were specifically excluded from the purchase. This suit was settled in May 1993 requiring the Company to pay $22,500.

                In an adversary proceeding pending against the Company in a Chapter 7 bankruptcy case in the U.S. Bankruptcy Court re:
                National Mountain Spring Water Corp. ("Debtor"), the Chapter 7 Trustee sought judgement for certain damages in an unspecified amount for debts alleged to have been incurred by the Debtor estate during the four-month period in 1992 that the Company was operating the Debtor's business pursuant to a management agreement. The Trustee's complaint also alleged that certain assets of the Debtor were converted by the Company and sought compensatory and punitive damages in an unspecified amount for the alleged conversion, as well as damages in an amount not less than $155,000, which represents the difference between the amount for which the Company was formerly willing to purchase the Debtor's business and the amount for which the business was ultimately sold to a third party. In October 1994, the parties agreed to a settlement pursuant to which the Company paid the Trustee the sum of $60,000 in six equal monthly payments, commencing November, 1994 in full settlement of the action. Such agreement was approved by the bankruptcy court in May 1995. In such adversary proceeding, the Company also settled a claim regarding its alleged responsibility for the payment of one of the Debtor's accounts payable. Such proceeding was settled for $40,000, all of which has been paid, and such settlement was approved by the bankruptcy court.

                                           ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11-        LITIGATION (CONTINUED)

                In March and April 1994, Kenneth T. Williams commenced actions in the Supreme Court of the State of New York, County of Otsego against the Company and certain of its affiliates. The Company and its affiliates became aware of such litigation and accepted service in June 1994. The actions involve a dispute concerning title to the Company's land and facility located in Burlington, New York ("Property"); the plaintiff seeks a one-half interest in the Property and $17,000,000 in damages. The actions are primarily based upon the same factual allegations made in prior actions instituted in the same court in 1991 (which is still pending) between the plaintiff and Frank Grey, an officer, director and shareholder of the Company, and the prior owners of the Property regarding the termination of a joint venture arrangement between the plaintiff and Mr. Grey and the alleged breach of a purported agreement regarding the sale of the Property between the owners of the Property on the one hand and the plaintiff and Mr. Grey on the other. The plaintiff has caused a lis pendens to be placed on the Property in connection with such litigation.

                The Property was ultimately purchased by ESWC and then sold to a subsidiary of the Company subject to the lis pendens in the first action. The Company's management believes that the plaintiff's claims are without merit. In a motion for dismissal decided in October, 1994, all of the plaintiff's claims against the Company were dismissed except for claims of breach of contract and unjust enrichment. The Company appealed this decision and in June 1995, the Appellate Division, Third Department dismissed the breach of contract claim against the Company and cancelled the lis pendens in the first action. The Company intends to move to cancel the lis pendens in the second action.

                ESWC and Frank Grey have agreed to indemnify the Company for any expense, loss or damage suffered or incurred by the Company (including any amounts paid in settlement) as a result of the Company's being a party to the action. An aggregate of 150,000 shares of the Company's Common Stock owned by ESWC (100,000 shares, 50,000 of which were loaned by Michael Rakusin) and Frank Grey (50,000 shares) has been pledged as security for such indemnification. In the event a claim for indemnification is not satisfied, the Company's sole recourse against ESWC is the pledged stock. The Company may seek recourse directly against Mr. Grey to the extent that a claim exceeds $275,000 and is not satisfied in full by the pledged stock, valued at the time a claim is made. No assurance can be given as to the value to the Company of the pledged shares at the time a claim for indemnification might be made or that in the event Mr. Grey is called upon to make payment under his indemnity that he will have sufficient net worth to meet his obligation thereunder.

                Accordingly, there can be no assurance that the Company will be reimbursed in part or in full, for any expenses, damages, or losses incurred in connection with these lawsuits.

                The outcome of such litigation is uncertain at this time; however, management is of the opinion that there is no material exposure to the Company, and, therefore, no provision has been made for any possible loss in the accompanying consolidated financial statements.

                                           ECHO SPRINGS WATER CO., INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12-        CASH FLOW SUPPLEMENTAL DISCLOSURES

                Presented below is supplemental cash flow information, including noncash investing and financing activities, for the years ended October 31,:

                1995
                Cash paid for interest was $20,071.

                1994
                Issuance of common stock to officer under agreement $25,000.
                Sale of Utica assets of $138,887 net of liabilities
                 assumed of $18,420 for notes receivable $250,000.
                Computer equipment additions financed and deducted
                 from additions of assets and debt were $30,000.
                Cash paid for interest was $25,258.

                1993
                Conversion of debt and interest to common stock $3,100,796. Issuance of common stock for deferred costs $74,600. Vehicle additions financed and deducted from additions of assets and debt were $13,858. Cash paid for interest was $52,688.

NOTE 13-        GOING CONCERN

                For the year ended October 31, 1995, the Company sustained a loss of $214,268 and at October 31, 1995 had a working capital deficiency of $4,233,375, an accumulated deficit of $8,364,431 and deficit net worth of $2,466,301. In addition, the Company was in default on principal and interest payments on a substantial portion of its debt. These facts raise substantial doubt about the Company's ability to continue as a going concern. Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

NOTE 14-        EMPLOYMENT AGREEMENT

                On November 15, 1993, the Company and Echo Springs Water Company, Inc. ("Echo Springs") entered into a three-year employment agreement with Michael S. Rakusin commencing with the closing of the Echo Springs public offering of securities noted below. As part of the agreement, the Company issued to Mr. Rakusin 2,500,000 shares of common stock valued at $25,000 ($.01 per share) for past services which were returnable to the Company in the event Mr. Rakusin voluntarily terminated his agreement with the Company. The Board of Directors voted to permit Mr. Rakusin to retain such shares although all other

                                           ECHO SPRINGS WATER CO., INC.

                terms and conditions of the employment agreement were discontinued.


NOTE 15-        PROPOSED MERGER AND PUBLIC OFFERING

                The Company entered into an agreement of merger with Acqua Group, Inc. ("Acqua"), which was approved by the shareholders in August 1994, and subject to the completion of a public offering of securities by Echo Springs pursuant to a letter of intent dated October 11, 1993 with an underwriter which contemplated an offering resulting in gross proceeds of approximately $8,333,331. Both the Company and Acqua were to be merged into wholly-owned subsidiaries of Echo Springs in a merger which was to be accounted for as a pooling of interest.

                In December 1994, Echo Springs' application to include its securities on the NASDAQ System was denied. Subsequently, Echo Springs' registration statement with respect to the proposed offering of common stock was withdrawn and the merger agreement expired and was not renewed. Costs and expenses of the proposal merger and public offering that had previously deferred of $739,707 were written off.

NOTE 16- SUBSEQUENT EVENTS

                In June 1996, the Company entered into negotiations to consumate a public offering with minimum gross proceeds of approximately $4,000,000. As part of the negotiations, the Company has asked their lenders to convert outstanding debt and unpaid interest thereon into shares of common stock of the Company at a conversion ratio of ten cents per share. The conversion would extend to $2,020,022 of outstanding principal and unpaid interest of $571,576 through June 30, 1996 assuming full conversion, which would be converted to 25,915,980 shares of common stock. This transaction would reduce future interest expense by approximately $204,000 per year.

                Had this transaction been completed at October 31, 1995 the proforma balance sheet would have been as follows:

                                      Historical     Adjustment      Proforma

                  Current assets     $  426,047     $              $  426,047
                  Other assets        1,772,651                     1,772,651
                                      ---------      ----------     ---------
                                     $2,198,698     $              $2,198,698
                                     =========       ==========     =========

                  Current
                   liabilities      $4,659,422       $(2,449,162)   $2,210,260
                  Installment
                   debt                  5,577                           5,577
                  Shareholders'
                  Equity
                   (Deficiency)    (2,446,301)         2,449,162      (17,139)
                                    ---------         ----------      ---------
                                  $2,198,698         $   - 0 -      $2,198,698
                                    =========         ==========     =========

                  In March 1995, three individuals subscribed for 9,000,000 shares of the Company's common stock at $.02 per share for an aggregate of $180,000. To date, $60,000 has been collected.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Echo Springs Water Co., Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: June 20, 1996

                            ECHO SPRINGS WATER CO., INC.


                            By: /s/ Michael S. Rakusin
                                    President


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Name                          Titles                  Date



/s/Michael S. Rakusin    President, Treasurer          June 20, 1996
Michael S. Rakusin         and Director















sass/grud.mus/10k.96

                                              McLAUGHLIN & STERN, LLP
                                               380 Lexington Avenue
                                             New York, New York 10168
                                                  (212) 867-2500






                                                              June 20, 1996


Securities and Exchange Commission
Washington, D.C.




         Re:   Echo Springs Water Co., Inc.



Gentlemen:

Enclosed please find Annual Report on Form 10-K for the above captioned Issuer for the fiscal year ended October 31, 1995. Please be advised that the wire transfer of funds in the amount of $250.00 was completed on June 19, 1996, confirmation #1109.

                                                              Very truly yours,



                                                              David W. Sass