Form 10-Q
period 1996-01-31
ECHO SPRINGS WATER CO INC
filed 1996-06-27
CIK 826144

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended January 31, 1996.

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the transition period from
                       to              .

Commission file number 33-30980

                          ECHO SPRINGS WATER CO., INC.

             (Exact name of registrant as specified in its charter)

New York                                                        #16-1433379
(State of Incorporation)                                I.R.S. Employer ID No.)

                                  Building 100A
                                Hackensack Avenue
                            Kearny, New Jersey 07032
                                 (201) 465-5151

                     (Address of Principal Executive Offices
              and Principal Place of Business and Telephone Number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes   X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.



            Class                    Outstanding at January 31, 1996

Common stock, $.0001 par value                       41,499,910 shares

                          ECHO SPRINGS WATER CO., INC.



                               Index to Form 10-Q





                                                                 Page
                   Item                                         Number


PART I.  FINANCIAL INFORMATION                                     3

 Item 1.  Financial Statements:

         Consolidated balance sheets -
         January 31, 1996 and October 31, 1995                     3

         Consolidated statements of operations -
         Three months ended January 31, 1996 and 1995              4

         Consolidated statements of cash flows -
         Three months ended January 31, 1996 and 1995              5

         Notes to Consolidated Financial Statements                6-9

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    10-11

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                              12
         Item 6.  Exhibits and Reports on Form 8-K               12

Signatures                                                       13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                             January 31,           October 31,
                                                 1996                   1995
Current assets:
 Cash                                      $    5,331             $   57,224
 Accounts receivable - net of allowance
  for doubtful accounts of $17,000 in
  1996 and $35,000 in 1995                    286,577                279,128
 Notes receivable, current portion             22,717                 22,380
 Inventories                                   35,272                 39,909
 Prepaid expenses                              94,329                 27,406

         Total Current Assets                 444,226                426,047

Notes receivable, net of current portion      152,483                157,857

Property, plant and equipment - net         1,372,310              1,395,090

Other assets                                  219,016                219,704
                                             ---------              ---------

         TOTAL ASSETS                      $2,188,035             $2,198,698
                                            =========              =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Current portion of debt                  $  885,559             $  830,544
 Debentures                                1,325,000              1,325,000
 Accounts payable and accrued expenses     2,320,179              2,242,578
 Customer deposits                           220,000                211,900
 Unearned revenues                            25,798                 49,400
                                           ---------              ---------
         Total Current Liabilities         4,776,536              4,659,422

Installment debt                               2,820                  5,577
                                           ---------              ---------

         TOTAL LIABILITIES                 4,779,356              4,664,999
                                           ---------              ---------

Shareholders' equity (deficiency):
 Common stock, $.0001 par, 75,000,000
  shares authorized; issued and
  outstanding 41,499,910 shares
  in 1996 and 1995                            4,150                  4,150
 Additional paid-in capital               5,893,980              5,893,980
 Accumulated deficit                     (8,489,451)            (8,364,431)
                                          ---------              ---------
         Total Shareholders'
          Equity (Deficiency)            (2,591,321)            (2,466,301)
                                          ---------              ---------

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)            $2,188,035             $2,198,698
                                          =========              =========




The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)


                                       1996                        1995
                                       ----                        ----

Revenues:
 Gross sales                         $   525,612                 $   611,124
 Credits and allowances                   (4,319)                    (29,710)
 Freight out                             (12,051)                    (12,209)
 Other income                              4,145                      16,755
                                        ----------                  ----------
                                         513,387                     585,960
                                         ----------                  ----------

Costs and Expenses:
 Cost of sales                           219,661                     243,242
 Selling, general and
  administrative                         361,369                     419,127
 Interest                                 57,358                      61,533
 Amortization of other asset               1,219                       1,219
 Loss (gain) on sale of assets             1,200)
                                        ----------
         Total Costs and Expenses        638,407                     725,121
                                        ----------                  ----------

Net loss                             $  (125,020)                $  (139,161)
                                        ==========                  ==========

Net loss per share                   $      (.00)                $      (.00)
                                        ==========                  ==========

Weighted average shares outstanding    41,499,910                  41,499,910
                                       ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)



                                                 1996                1995
                                                 ----                ----

Operating Activities:
 Net loss                                      $(125,020)          $(139,161)
 Adjustments to reconcile net loss to
  net cash used by
  operating activities:
  Depreciation and amortization                   37,667              33,642
  Loss (gain) on sale of assets                   (1,200)
  Provision for doubtful accounts                (10,000)             (7,000)
  Changes in assets and liabilities:
   Accounts receivable                             2,551              23,913
   Inventories                                     4,637               7,594
   Prepaid expenses                              (66,923)            (64,690)
   Other assets                                     (531)                726
   Accounts payable and accrued
    expenses                                      77,601            (150,535)
   Customer deposits                               8,100                 900
   Unearned revenues                             (23,602)             (2,000)
                                                 --------            --------
         Net Cash Used by
          Operating Activities                   (96,720)           (296,611)
                                                 --------            --------

Investing Activities:
 Capital expenditures                            (13,668)             (7,687)
 Collections on notes receivable                   5,037               7,276
 Proceeds from sale of assets                      1,200
                                                 --------
         Net Cash Used by
          Investing Activities                    (7,431)               (411)
                                                   --------            --------

Financing Activities:
 Repayment of debt                                (22,742)            (21,548)
 Increase in installment debt                      75,000              78,000
                                                  --------            --------
         Net Cash Provided by
      Financing Activities                         52,258              56,452
                                                  --------            --------

Net decrease in cash                              (51,893)           (240,570)

Cash - beginning                                   57,224             247,824
                                                   --------            --------

CASH - ENDING                                   $   5,331           $   7,254
                                                  ========            ========

SUPPLEMENTAL INFORMATION:
Cash paid for interest                          $   1,262           $   4,629


The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -          SIGNIFICANT ACCOUNTING POLICIES
                  -------------------------------

                  BASIS OF PRESENTATION
                  The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The October 31, 1995 balance sheet data was derived from audited financial statements and together with the interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. In the opinion of the management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

                  BUSINESS
                  Echo Springs Water Co., Inc. (formerly Grudge Music Group, Inc.) ("the Company"), through its subsidiaries, is engaged principally in the distribution of bottled water and allied products. The Company bottles water from its own natural springs in Burlington, NY for direct distribution and sale to business and residential customers as well as for whole-sale to supermarkets and other bottled water distributors.

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

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)


NOTE 1 -          SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------

                  LOSS PER SHARE

                  Net loss per share is based upon the weighted average number of shares outstanding during the period.

NOTE 2 -          INVENTORIES
                  -----------

                  Inventories are valued at the lower of cost or market on the first-in first-out basis and at October 31, 1995 and January 31, 1996 consist of the following:

                                               January              October
                                               31, 1996            31, 1995

                  Bottles                      $ 2,694             $ 2,094
                  Product held for sale         14,697              18,298
                  Supplies                      17,881              19,517
                                                ------              ------
                                               $35,272             $39,909
                                                ======              ======

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets of 4 - 40 years and consist of the following:
                                                January               October
                                                31, 1996             31, 1995

                  Land                       $  150,000           $  150,000
                  Buildings and improvements    362,298              362,298
                  Water coolers, bottles and
                   brewers                      877,736              864,068
                  Machinery and equipment       373,588              373,588
                  Vehicles                       60,850               60,850
                  Furniture and fixtures        124,862              124,862
                                               ---------            ---------
                                              1,949,334            1,935,666

                  Less: accumulated depreciation
                   and amortization             577,024              540,576
                                               ---------            ---------

                                             $1,372,310           $1,395,090
                                              =========            =========

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)

NOTE 4 -          OTHER ASSETS
                  ------------

                  Other assets at October 31, 1995 and January 31, 1996 are comprised of the following:
                                               January             October
                                              31, 1996            31, 1995
                  Water rights                $205,000            $205,000
                  Accumulated amortization      29,872              28,653
                                               -------             -------
                       Net deferred charges    175,128             176,347
                  Security deposits             43,888              43,357
                                               -------             -------
                                              $219,016            $219,704
                                               =======             =======

NOTE 5 -          INDEBTEDNESS
                  ------------

                  Installment Debt

                  During 1993, $1,300,000 of a $1,500,000 mortgage was converted to 5,200,000 shares of common stock on the basis of four shares for each dollar of debt and $80,000 was repaid. In addition, 500,000 shares of common stock were issued in settlement of $71,143 of accrued interest and any additional unpaid interest. The mortgagee has agreed to extend the maturity until December 31, 1995.
                                                January               October
                  Debentures                     31, 1996             31, 1995
                  ----------                      --------             --------
                  8% Series D convertible
                   subordinated debentures
                   maturing December 31, 1995    $   85,000          $   85,000

                  10% Series E debentures
                   maturing December 31, 1995     1,240,000           1,240,000
                                                  ---------           ---------
                                                 $1,325,000          $1,325,000
                                                 =========           =========

                  The series E debentures consist of 1,240 units, with each unit consisting of a $1,000 series E debenture and 4,000 shares of common stock which shares were issued during fiscal 1993.

                  The convertible subordinated debentures are convertible into common stock at $.50 per share.

                  The Company is currently in default as to principal and interest on its debt (Note 8).

NOTE 6 -          INCOME TAXES
                  ------------

                  The Company files a consolidated federal income tax return with its subsidiaries. As of January 31, 1996, the Company had net operating loss carryforwards in excess of $8,000,000 for financial as well as State and Federal tax purposes which expire in varying amounts beginning in 2004. All deferred tax benefits from use of net operating loss carryfor- wards are offset by valuation allowances.

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)

NOTE 7 -          GOING CONCERN
                  -------------

                  The Company sustained a loss of $214,268 for the fiscal year ended October 31, 1995 and $125,020 and for the three months ended January 31, 1996. At October 31, 1995, the Company had a net capital deficiency of $2,466,301 and $2,591,321 at January 31, 1996. These facts raise substantial doubt about the
                  Company's ability to continue as a going concern. Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

NOTE 8 - SUBSEQUENT EVENTS

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

                  Had this transaction been completed at January 31, 1996 the proforma balance sheet would have been as follows:

                                    Historical     Adjustment         Proforma

                  Current assets    $  444,226   $                 $  444,226
                  Other assets       1,743,809                      1,743,809
                                     ---------      ----------      ---------
                                    $2,188,035   $                 $2,188,035
                                     =========      ==========      =========

                  Current
                   liabilities      $4,776,536   $(2,500,162)      $2,276,374
                  Installment
                   debt                  2,820                          2,820
                  Shareholders'
                  Equity
                   (Deficiency)      (2,591,321)    2,500,162         (91,159)
                                      ---------     ----------       ---------
                                     $2,188,035    $   - 0 -        $2,188,035
                                      =========     ==========       =========

                  In March 1996, three individuals subscribed for 9,000,000 shares of the Company's common stock at $.02 per share for an aggregate of $180,000. To date, $60,000 has been collected.

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED JANUARY 31, 1996 COMPARED WITH THE
                       THREE MONTHS ENDED JANUARY 31, 1995


Net revenues decreased $72,573 (12.4%) to $513,387 for the three months ended January 31, 1996 ("1996") from $585,960 for the three months ended January 31, 1995 ("1995"). The $85,512 decrease in gross sales was due primarily to two factors. First, the less profitable 2.5 gallon and one gallon sales decreased by approximately $55,000 due largely to a discontinuance of service to three customers, including one bankruptcy. The second contributing factor was a deliberate discontinuance of service to marginal customers as determined from a customer-by-customer review in setting up the new corporate computer system. The remaining decrease in net revenues related primarily to reduced credits and allowances offset by a lower gain on unclaimed or lost customer deposits of approximately $11,500.

Cost of sales for 1996 was $219,661 (41.8% of gross sales) as compared to $243,242 (39.8% of gross sales) for 1995. This percentage increase was caused primarily by small increases in freight in and labor costs.

Selling, general and administrative expenses were $361,369 (70.4% of net revenues) in 1996 as compared to $419,127 (71.5% of net revenues) in 1995. $52,878 of this $57,758 total decrease represented a significant reduction in the sales and marketing staff in an effort to better concentrate on the current customer base. A further $16,496 resulted from a streamlining of the administrative staff and expenses which was offset to some extent by the start-up costs related to the new corporate computer system of approximately
$9,000 and increased business development costs of approximately $3,000 to investigate potential new business investments. The offsetting increase of $11,616 occurred in the delivery and warehouse operations and resulted primarily from increased maintenance and repairs.

Interest expense decreased from $61,533 in 1995 to $57,358 in 1996 primarily as a result of the $200,000 8% mortgage note payable under litigation being eliminated at October 31, 1995. Amortization of other assets of $1,219 in 1996 and 1995 related to the amortization of water rights.

The net loss for 1996 decreased by $14,141 from $139,161 in 1995 to $125,020 in 1996.

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been the proceeds of its initial public offering, cash generated from sales, issuance of debentures, and borrowings from its officers.

During the three months ended January 31, 1996 and 1995, the Company had negative cash flows from operating activities of $96,720 and $296,611, respectively. Investing activities used cash of $7,431 in 1996 and $411 in 1995 primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of installment debt.

At January 31, 1996, the Company had a working capital deficiency of $4,332,310. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company's consolidated financial statements for the year ended October 31, 1995 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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

The Company has no plans or commitments for capital expenditures during the next twelve months other than the ordinary equipment purchases which are expected to be funded with additional installment debt.

The Company's business is subject to seasonal fluctuation, with summer being the busiest season and winter the slowest. To date, seasonality has not had any material effect on the Company's financial condition or results of operations.

                          ECHO SPRINGS WATER CO., INC.

PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  There have been no new legal proceedings or material changes to legal proceedings during the period from those reported in the Company's Form 10-K for the year ended October 31, 1995.

ITEM 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits - None

                  b.  Reports on Form 8-K
                                      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         ECHO SPRINGS WATER CO., INC.
                (Registrant)



         By
                  Michael S. Rakusin
                  Chief Executive Officer &
                  Chief Financial Officer


Date:  June 27, 1996