Form 10-Q
period 1996-04-30
ECHO SPRINGS WATER CO INC
filed 1996-06-27
CIK 826144

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended April 30, 1996.

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the transition period from
                       to              .

Commission file number 33-30980

                          ECHO SPRINGS WATER CO., INC.

             (Exact name of registrant as specified in its charter)

New York                                                     #16-1433379
(State of Incorporation)                              (I.R.S. Employer ID No.)

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



            Class                    Outstanding at April 30, 1996

Common stock, $.0001 par value                              44,499,910 shares

                          ECHO SPRINGS WATER CO., INC.



                               Index to Form 10-Q





                                                                  Page
                   Item                                          Number


PART I.  FINANCIAL INFORMATION                                      3

 Item 1.  Financial Statements:

         Consolidated balance sheets -
         April 30, 1996 and October 31, 1995                        3

         Consolidated statements of operations -
         Three months ended April 30, 1996 and 1995                 4
         Six months ended April 30, 1996 and 1995                   5

         Consolidated statements of cash flows -
         Six months ended April 30, 1996 and 1995                   6

         Notes to Consolidated Financial Statements                 7-10

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      11-13

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                14
         Item 6.  Exhibits and Reports on Form 8-K                 14

Signatures                                                         15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                        ASSETS
                                              April 30,            October 31,
                                                1996                   1995
Current assets:
 Cash                                     $   10,618             $   57,224
 Accounts receivable - net of allowance
  for doubtful accounts of $30,000 in
  1996 and $35,000 in 1995                   313,496                279,128
 Notes receivable, current portion            24,772                 22,380
 Inventories                                  31,306                 39,909
 Prepaid expenses                             78,168                 27,406
         Total Current Assets                458,360                426,047

Notes receivable, net of current portion     147,028                157,857

Property, plant and equipment - net        1,339,880              1,395,090

Other assets                                 217,959                219,704

         TOTAL ASSETS                     $2,163,227             $2,198,698

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Current portion of debt                $  942,110             $  830,544
 Debentures                              1,325,000              1,325,000
 Accounts payable and accrued expenses   2,264,512              2,242,578
 Customer deposits                         225,500                211,900
 Unearned revenues                          19,516                 49,400
         Total Current Liabilities       4,776,638              4,659,422

Installment debt                                                    5,577

         TOTAL LIABILITIES               4,776,638              4,664,999

Shareholders' equity (deficiency):
 Common stock, $.0001 par, 75,000,000
  shares authorized; issued and
  outstanding 44,499,910 shares
  in 1996 and 41,499,910 shares in 1995      4,450                  4,150
 Additional paid-in capital              5,953,680              5,893,980
 Accumulated deficit                    (8,571,541)            (8,364,431)
         Total Shareholders'
          Equity (Deficiency)           (2,613,411)            (2,466,301)

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)           $2,163,227             $2,198,698




The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)



                                          1996                        1995

Revenues:
 Gross sales                           $   568,696                 $   611,003
 Credits and allowances                     (2,356)                    (11,304)
 Freight out                               (10,014)                    (12,228)
 Other income                               10,272                      15,096
                                           566,598                     602,567
Costs and Expenses:
 Cost of sales                             219,273                     229,846
 Selling, general and
  administrative                           372,133                     361,214
 Interest                                   58,223                      62,324
 Amortization of other assets                1,219                       1,219
 Loss (gain) on sale of assets              (2,160)
         Total Costs and Expenses          648,688                     654,603

Net loss                               $   (82,090)                $   (52,036)

Net loss per share                     $      (.00)                $      (.00)

Weighted average shares outstanding     42,499,910                  41,499,910








The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)



                                         1996                        1995

Revenues:
 Gross sales                         $ 1,094,308                 $ 1,222,127
 Credits and allowances                   (6,675)                    (41,014)
 Freight out                             (22,065)                    (24,437)
 Other income                             14,417                      31,851
                                       1,079,985                   1,188,527

Costs and Expenses:
 Cost of sales                           438,933                     473,088
 Selling, general and
  administrative                         733,503                     780,341
 Interest                                115,581                     123,857
 Amortization of other assets              2,438                       2,438
 Loss (gain) on sale of assets            (3,360)
         Total Costs and Expenses      1,287,095                   1,379,724

Net loss                            $   (207,110)                $  (191,197)

Net loss per share                  $       (.00)                $      (.00)

Weighted average shares outstanding   41,999,910                  41,499,910








The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                                  1996                1995
Operating Activities:
 Net loss                                      $(207,110)          $(191,197)
 Adjustments to reconcile net loss to
  net cash used by
  operating activities:
  Depreciation and amortization                   76,243              67,937
  Loss (gain) on sale of assets                   (3,360)
  Provision for doubtful accounts                  3,000              (3,000)
  Changes in assets and liabilities:
   Accounts receivable                           (37,368)             19,229
   Inventories                                     8,603              14,251
   Prepaid expenses                              (50,762)            (41,021)
   Other assets                                     (693)                650
   Accounts payable and accrued
    expenses                                      21,934            (118,439)
   Customer deposits                              13,600               3,800
   Unearned revenues                             (29,884)             (5,600)
         Net Cash Used by
          Operating Activities                  (205,797)           (253,390)

Investing Activities:
 Capital expenditures                            (18,595)            (30,972)
 Collections on notes receivable                   8,437              13,906
 Proceeds from sale of assets                      3,360
         Net Cash Used by
          Investing Activities                    (6,798)            (17,066)

Financing Activities:
 Proceeds from issuance of
   common stock                                   60,000
 Repayment of debt                               (29,011)            (45,633)
 Increase in installment debt                    135,000              83,000
         Net Cash Provided
          by Financing Activities                165,989              37,367

Net decrease in cash                             (46,606)           (233,089)

Cash - beginning                                  57,224             247,824

CASH - ENDING                                  $  10,618           $  14,735

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                        $   9,765           $   8,395

The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -          SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION
                  The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The October 31, 1995 balance sheet data was derived from audited finan cial statements and together with the interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. In the opin ion of the management, the interim financial statements reflect all adjustments of a normal recurring nature neces sary for a fair statement of the results for interim peri ods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

                  BUSINESS
                  Echo Springs Water Co., Inc. (formerly Grudge Music Group, Inc.) ("the Company"), through its subsidiaries, is engaged principally in the distribution of bottled water and allied products. The Company bottles water from its own natural springs in Burlington, NY for direct distribution and sale to business and residential customers as well as for whole sale to supermarkets and other bottled water distributors. REVENUE RECOGNITION
                  Revenue from equipment rental is recognized based on the period in which it is earned and unearned revenue is re corded for the portion billed in advance. Revenues from product sales are recognized upon shipment to the wholesal er or delivery to the customer, as applicable.

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

NOTE 2 -          INVENTORIES

                  Inventories are valued at the lower of cost or market on the first-in first-out basis and at October 31, 1995 and April 30, 1996 consist of the following:

                                                 April              October
                                               30, 1996            31, 1995

                  Bottles                      $ 1,210             $ 2,094
                  Product held for sale         14,976              18,298
                  Supplies                      15,120              19,517
                                               $31,306             $39,909

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets of 4 - 40 years and consist of the following:
                                                  April               October
                                                 30, 1996             31, 1995
                  Land                         $  150,000           $  150,000
                  Buildings and improvements      362,298              362,298
                  Water coolers, bottles and
                   brewers                        877,736              864,068
                  Machinery and equipment         376,773              373,588
                  Vehicles                         60,850               60,850
                  Furniture and fixtures          126,604              124,862
                                                1,954,261            1,935,666

                  Less: accumulated depreciation
                   and amortization               614,381              540,576

                                               $1,339,880           $1,395,090

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)

NOTE 4 -          OTHER ASSETS

                  Other assets at October 31, 1995 and April 30, 1996 are comprised of the following:
                                                  April               October
                                                 30, 1996             31, 1995
                  Water rights                   $205,000             $205,000
                  Accumulated amortization         31,091               28,653
                       Net deferred charges       173,909              176,347
                  Security deposits                44,050               43,357
                                                 $217,959             $219,704

NOTE 5 -          INDEBTEDNESS

                  Installment Debt

                  During fiscal 1993, $1,300,000 of a $1,500,000 mortgage was converted to 5,200,000 shares of common stock on the basis of four shares for each dollar of debt and $80,000 was repaid. In addition, 500,000 shares of common stock were issued in settlement of $71,143 of accrued interest and any additional unpaid interest. The mortgagee has agreed to extend the maturity until December 31, 1995.

                                                April               October
                  Debentures                   30, 1996             31, 1995
                  8% Series D convertible
                  subordinated debentures
                  maturing December 31, 1995  $   85,000           $   85,000

                  10% Series E debentures
                  maturing December 31, 1995   1,240,000            1,240,000
                                              $1,325,000           $1,325,000

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

NOTE 6 -          INCOME TAXES

                  The Company files a consolidated federal income tax return with its subsidiaries. As of April 30, 1996, the Company had net operating loss carryforwards in excess of $8,000,000 for financial as well as State and Federal tax purposes which expire in varying amounts beginning in 2004. All deferred tax benefits from use of net operating loss carryforwards are offset by valuation allowances.

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)

NOTE 7 -          GOING CONCERN

                  The Company sustained a loss of $214,268 for the fiscal year ended October 31, 1995 and $207,110 for the six months ended April 30, 1996. At October 31, 1995, the Company had a net capital deficiency of $2,466,301 and $2,613,411 at April 30, 1996. These facts raise substantial doubt about the Company's ability to continue as a going concern. Consider ations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the abili ty to acquire, restructure and develop the bottled water business which it believes will be able to achieve profit able operations. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consoli dated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

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

                  Had this transaction been completed at January 31, 1996 the proforma balance sheet would have been as follows:

                                    Historical    Adjustment         Proforma

                  Current assets   $  458,360    $                  $  458,360
                  Other assets      1,704,867                        1,704,867
                                   $2,163,227    $                  $2,163,227

                  Current
                   liabilities    $4,776,638     $(2,551,162)       $2,225,476
                  Shareholders'
                  Equity
                   (Deficiency)   (2,613,411)      2,551,162           (62,249)
                                  $2,163,227     $   - 0 -          $2,163,227

                  In March 1996, three individuals subscribed for 9,000,000 shares of the Company's common stock at $.02 per share for an aggregate of $180,000. To date, $60,000 has been col lected.

                           ECHO SPRINGS WATER CO., INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE SIX MONTHS ENDED APRIL 30, 1996 COMPARED WITH THE
                           SIX MONTHS ENDED APRIL 30, 1995

Net revenues decreased $108,542 (9.1%) to $1,079,985 for the six months ended April 30, 1996 ("1996") from $1,188,527 for the six months ended April 30, 1995 ("1995"). The $127,819 decrease in gross sales was due primarily to two factors. First, the less profitable 2.5 gallon and one gallon sales decreased by approximately $73,000 due largely to a discontinuance of service to three customers, including one bankruptcy. The second contributing factor was a deliberate discontinuance of service to marginal customers as determined from a customer-by-customer review in setting up the new corporate computer system. The remaining decrease in net revenues related primarily to reduced credits and allowances offset by a lower gain on unclaimed or lost customer deposits of approximately $22,000.

Cost of sales for 1996 was $438,933 (40.1% of gross sales) as compared to $473,088 (38.7% of gross sales) for 1995. This percentage increase was caused primarily by small increases in freight in and labor costs.

Selling, general and administrative expenses were $733,503 (67.9% of net revenues) in 1996 as compared to $780,341 (69.8% of net revenues) in 1995. $83,642 of the net $46,838 decrease represented a significant reduction in the sales and marketing staff in an effort to better concentrate on the current customer base. This was offset by increased costs in the delivery and warehouse operation of $41,510 which resulted primarily from increased labor and vehicle costs to improve the timeli ness of product deliveries. The remaining $4,707 decrease resulted from a streamlining of the administrative staff and expenses offset to some extent by the start-up costs related to the new corporate computer system of approximately $15,000 and increased business development costs of approximately $13,000 to investigate potential new business invest ments.

Interest expense decreased from $123,857 in 1995 to $115,581 in 1996 primarily as a result of the $200,000 8% mortgage note payable under litigation being eliminated at October 31, 1995. Amortization of other assets of $2,438 in 1996 and 1995 related to the amortization of water rights.

The net loss for 1996 increased by $15,913 from $191,197 in 1995 to $207,110 in 1996.

                           ECHO SPRINGS WATER CO., INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED APRIL 30, 1996 COMPARED WITH THE
                           THREE MONTHS ENDED APRIL 30, 1995



Net revenues decreased $35,969 (6.0%) to $566,598 for the three months ended April 30, 1996 ("1996) from $602,567 for the three months ended April 30, 1995 ("1995"). The $42,307 decrease in gross sales was due primarily to two factors. First, the less profitable 2.5 gallon and one gallon sales decreased by approximately $18,000 due largely to a discontinuance of service to two customers, including one bankruptcy. The second contributing factor was a deliberate discontinuance of service to marginal customers as determined from a customer-by-customer review in setting up the new corporate computer system. The remaining change in net revenues related primarily to a lower gain on unclaimed or lost customer deposits of approximately $10,500 offset by increased discounts earned of approximately $8,000 and reduced credits and allowances.

Cost of sales for 1996 was $219,273 (38.6% of gross sales) as compared to $229,846 (37.6% of gross sales) for 1995. This percentage increase was caused primarily by small increases in freight in and labor costs.

Selling, general and administrative expenses were $372,133 (65.7% of net revenues) in 1996 as compared to $361,214 (59.9% of net revenues) in 1995. A significant reduction in the sales and marketing staff in an effort to better concentrate on the current customer base resulted in a decrease of $30,763. This savings was offset by increased costs in the delivery and warehouse operation of $29,895 which resulted primarily from increased labor and vehicle costs to improve the timeliness of product deliveries as well as by start-up costs related to the new corporate computer system of approximately $6,000 and increased business development costs of approximately $10,000 to investigate potential new business investments.

Interest expense decreased from $62,324 in 1995 to $58,223 in 1996 primarily as a result of the $200,000 8% mortgage note payable under litigation being eliminated at October 31, 1995. Amortization of other assets of $1,219 in 1996 and 1995 related to the amortization of water rights.

The net loss for 1996 increased by $30,054 from $52,036 in 1995 to $82,090 in 1996.

                          ECHO SPRINGS WATER CO., INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been the proceeds of its initial public offering, cash generated from sales, issuance of deben tures, and borrowings from its officers.

During the six months ended April 30, 1996 and 1995, the Company had negative cash flows from operating activities of $205,797 and $253,390, respectively. Investing activities used cash of $6,798 in 1996 and $17,066 in 1995 primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of installment debt.

At April 30, 1996, the Company had a working capital deficiency of $4,318,278. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company's consolidated financial statements for the year ended October 31, 1995 states that there is a substantial doubt about the Company's ability to continue as a going concern.

Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financ ing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquida tion basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or achieve profitable operations going forward.

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