Form 10-Q
period 1996-07-31
ECHO SPRINGS WATER CO INC
filed 1996-09-12
CIK 826144

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securi ties Exchange Act of 1934, for the quarterly period ended July 31, 1996.

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



            Class                    Outstanding at July 31, 1996

Common stock, $.0001 par value                          50,499,910 shares

                          ECHO SPRINGS WATER CO., INC.



                               Index to Form 10-Q





                                                             Page
                   Item                                     Number


PART I.  FINANCIAL INFORMATION                               3

 Item 1.  Financial Statements:

         Consolidated balance sheets -
         July 31, 1996 and October 31, 1995
      3

         Consolidated statements of operations -
         Three months ended July 31, 1996 and 1995
      4
         Nine months ended July 31, 1996 and 1995                   5

         Consolidated statements of cash flows -
         Nine months ended July 31, 1996 and 1995                   6

         Notes to Consolidated Financial Statements               7-10

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    11-13

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                         14
         Item 6.  Exhibits and Reports on Form 8-K          14

Signatures                                                  15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                              July 31,            October 31,
                                                1996                   1995
Current assets:
 Cash                                        $   13,368             $   57,224
 Accounts receivable - net of allowance
  for doubtful accounts of $19,000 in
  1996 and $35,000 in 1995                      309,374                279,128
 Notes receivable, current portion               27,691                 22,380
 Inventories                                     31,315                 39,909
 Prepaid expenses                                46,186                 27,406
                                              ---------              ---------
         Total Current Assets                   427,934                426,047

Notes receivable, net of current portion        166,517                157,857

Property, plant and equipment - net           1,329,894              1,395,090

Other assets                                    203,227                219,704
                                              ---------              ---------

         TOTAL ASSETS                         $2,127,572             $2,198,698
                                              =========              =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Current portion of debt                    $  859,628             $  830,544
 Debentures                                  1,325,000              1,325,000
 Accounts payable and accrued expenses       2,196,839              2,242,578
 Customer deposits                             234,400                211,900
 Unearned revenues                              18,585                 49,400
                                             ---------              ---------
         Total Current Liabilities           4,634,452              4,659,422

Installment debt                                                        5,577

         TOTAL LIABILITIES                   4,634,452              4,664,999
                                             ---------              ---------

Shareholders' equity (deficiency):
 Common stock, $.0001 par, 75,000,000
  shares authorized; issued and
  outstanding 50,499,910 shares
  in 1996 and 41,499,910 shares in 1995          5,050                  4,150
 Additional paid-in capital                  6,073,080              5,893,980
 Accumulated deficit                        (8,585,010)            (8,364,431)
                                             ---------              ---------
         Total Shareholders'
          Equity (Deficiency)               (2,506,880)            (2,466,301)
                                             ---------              ---------

         TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY (DEFICIENCY)  $2,127,572             $2,198,698
                                             =========              =========




The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)



                              1996                        1995
                              ----                        ----

Revenues:
 Gross sales               $   604,174                 $   716,539
 Credits and allowances        (2,528)                    (13,518)
 Freight out                  (10,796)                    (12,843)
 Other income                  29,015                      17,611
                             ----------                  ----------
                              619,865                     707,789
                             ----------                  ----------

Costs and Expenses:
 Cost of sales                 222,780                     260,785
 Selling, general and
  administrative                360,792                     344,825
 Interest                       51,434                      62,052
 Amortization of other assets    1,219                       1,219
 Other (income) expenses - net  (1,016)                     (3,705)
 Gain on sale of assets         (1,875)                     (1,187)
                               ----------                  ----------
 Total Costs and Expenses       633,334                     663,989
                               ----------                  ----------

Net income (loss)           $   (13,469)                $    43,800
                              ==========                  ==========

Net income (loss) per share  $    (.00)                $       .00
                               ==========                  ==========

Weighted average shares
 outstanding                 49,499,910                  41,499,910
                           ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)



                                         1996                       1995
                                         ----                       ----

Revenues:
 Gross sales                          $ 1,698,482                 $ 1,938,666
 Credits and allowances                   (9,203)                    (54,532)
 Freight out                             (32,861)                    (37,280)
 Other income                             43,433                      49,462
                                        ----------                  ----------
                                       1,699,851                   1,896,316
                                       ----------                  ----------

Costs and Expenses:
 Cost of sales                          661,714                     733,873
 Selling, general and
  administrative                      1,094,294                   1,125,166
 Interest                               167,016                     185,909
 Amortization of other assets             3,657                       3,657
 Other (income) expenses - net           (1,016)                     (3,705)
 Gain on sale of assets                  (5,235)                     (1,187)
                                        ----------                  ----------
         Total Costs and Expenses     1,920,430                   2,043,713
                                      ----------                  ----------

Net loss                            $  (220,579)                $  (147,397)
                                     ==========                  ==========

Net loss per share                  $      (.00)                $      (.00)
                                      ==========                  ==========

Weighted average shares outstanding   44,499,910                  41,499,910
                                      ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                          1996                   1995
                                           ----                   ----
Operating Activities:
 Net loss                               $(220,579)             $(147,397)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Depreciation and amortization         115,836                102,960
   Gain on sale of assets                (5,235)                (1,187)
   Provision for doubtful accounts      (16,000)                (5,000)
   Changes in assets and liabilities:
    Accounts receivable                 (36,996)               (32,860)
    Inventories                           8,594                  7,755
    Prepaid expenses                   (18,780)               (17,522)
    Other assets                        11,450                    671
    Accounts payable and
     accrued expenses                  (45,739)              (157,166)
    Customer deposits                   22,500                  8,500
    Unearned revenues                  (30,815)                (8,000)
                                        --------               --------
         Net Cash Used by
          Operating Activities        (215,764)              (249,246)
                                      --------               --------

Investing Activities:
 Capital expenditures                 (46,983)               (49,122)
 Collections on notes receivable       10,149                 18,381
 Proceeds from sale of assets           5,235                  1,187
                                      --------               --------
         Net Cash Provided (Used)
          by Investing Activities     (31,599)               (29,554)
                                      --------               --------

Financing Activities:
 Proceeds from issuance
  of common stock                     180,000
 Repayment of debt                   (166,493)               (72,861)
 Increase in installment debt         190,000                 83,000
                                      --------               --------
         Net Cash Provided by
      Financing Activities            203,507                 10,139
                                     --------               --------

Net decrease in cash                 (43,856)              (268,661)

Cash - beginning                      57,224                247,824
                                      --------               --------

CASH - ENDING                      $  13,368              $ (20,837)
                                    ========               ========


SUPPLEMENTAL INFORMATION:
 Cash paid for interest             $  11,959              $  11,526
 Conversion of accounts receivable
  to notes receivable                  22,750
 Conversion of other assets
  to notes receivable                  1,370


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

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)





NOTE 1 -          SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------

                  INCOME (LOSS) PER SHARE

                  Net income (loss) per share is based upon the weighted average number of shares outstanding during the period.

NOTE 2 -          INVENTORIES
                  -----------

                  Inventories are valued at the lower of cost or market on the first-in first-out basis and at October 31, 1995 and July 31, 1996 consist of the following:

                                                 July               October
                                                31, 1996            31, 1995

                  Bottles                       $   422             $ 2,094
                  Product held for sale          16,272              18,298
                  Supplies                       14,621              19,517
                                                 ------              ------
                                                $31,315             $39,909
                                                 ======              ======

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets of 4 - 40 years and consist of the following:
                                                  July                October
                                                31, 1996             31, 1995
                  Land                         $  150,000          $  150,000
                  Buildings and improvements      362,298             362,298
                  Water coolers, bottles and
                   brewers                       905,600             864,068
                  Machinery and equipment        376,773             373,588
                  Vehicles                        60,850              60,850
                  Furniture and fixtures         127,128             124,862
                                                ---------           ---------
                                               1,982,649           1,935,666

                  Less: accumulated depreciation
                   and amortization             652,755             540,576
                                              ---------           ---------

                                             $1,329,894          $1,395,090
                                              =========           =========

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)




NOTE 4 -          OTHER ASSETS
                  ------------

                  Other assets at October 31, 1995 and July 31, 1996 are comprised of the following:
                                              July                October
                                            31, 1996             31, 1995
                  Water rights              $205,000            $205,000
                  Accumulated amortization    32,310              28,653
                                              -------             -------
                       Net deferred charges  172,690             176,347
                  Security deposits           30,537              43,357
                                             -------             -------
                                            $203,227            $219,704
                                             =======             =======

NOTE 5 -          INDEBTEDNESS
                  ------------

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

                                                 July                October
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

NOTE 6 -          INCOME TAXES
                  ------------

                  The Company files a consolidated federal income tax return with its subsidiaries. As of July 31, 1996, the Company had net operating loss carryforwards in excess of $8,000,000 for financial as well as State and Federal tax purposes which expire in varying amounts beginning in 2004. All deferred tax benefits from use of net operating loss carryforwards are offset by valuation allowances.

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)

NOTE 7 -          GOING CONCERN
                  -------------

                  The Company sustained a loss of $214,268 for the fiscal year ended October 31, 1995 and $220,579 for the nine months ended July 31, 1996. At October 31, 1995, the Company had a net capital deficiency of $2,466,301 and $2,506,880 at July 31, 1996. These facts raise substantial doubt about the Company's ability to continue as a going concern. Consider ations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the abili ty to acquire, restructure and develop the bottled water business which it believes will be able to achieve profit able operations. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consoli dated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

NOTE 8 -          SUBSEQUENT EVENTS
                  -----------------

                  In June 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. As part of the negotiations, the Company has asked their lenders to convert outstanding debt and unpaid interest thereon into shares of common stock of the Company at a conversion ratio of ten cents per share. The conversion would extend to $2,020,022 of outstanding principal and unpaid interest of $571,576 through June 30, 1996 assuming full conversion, which would be converted to 25,915,980 shares of common stock. This transaction would reduce future interest expense by approximately $204,000 per year.

                  Had this transaction been completed at July 31, 1996 the proforma balance sheet would have been as follows:

                                   Historical         Adjustment     Proforma

                  Current assets  $  427,934         $              $  427,934
                  Other assets     1,699,638                         1,699,638
                                   ---------         ----------     ---------
                                  $2,127,572         $              $2,127,572
                                   =========         ==========     =========

                  Current
                   liabilities   $4,634,452        $(2,591,598)     $2,042,854

                  Shareholders'
                  Equity
                   (Deficiency) (2,506,880)          2,591,598         84,718
                               ---------              ----------    ---------
                                $2,127,572          $              $2,127,572
                                =========           ==========      =========

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE NINE MONTHS ENDED JULY 31, 1996 COMPARED WITH THE

                         NINE MONTHS ENDED JULY 31, 1995

Net revenues decreased $196,465 (10.4%) to $1,699,851 for the nine months ended July 31, 1996 ("1996") from $1,896,316 for the nine months ended July 31, 1995 ("1995"). The $240,184 decrease in gross sales was due primarily to three factors. First, the less profitable 2.5 gallon and one gallon sales decreased by approximately $133,000 largely due to a discontinuance of service to three customers, including one bankrupt cy. The second contributing factor was a deliberate discontinuance of service to marginal customers as determined from a customer-by-customer review in setting up the new corporate computer system. The third factor was a much cooler summer in 1996 compared to 1995. The remaining increase in net revenues related primarily to reduced credits and allowances of approximately $45,000 and discounts earned, upon the negotiation and settlement of a few older payables, of approximately $32,000, offset by a lower gain on unclaimed or lost customer deposits of approximately $33,000.

Cost of sales for 1996 was $661,714 (39.0% of gross sales) as compared to $733,873 (37.9% of gross sales) for 1995. This percentage increase was caused primarily by small increases in freight in, labor costs and real estate taxes.

Selling, general and administrative expenses were $1,094,294 (64.4% of net revenues) in 1996 as compared to $1,125,166 (59.3% of net revenues) in 1995. $113,850 of the net $30,872 decrease represented a significant reduction in the sales and marketing staff in an effort to better concentrate on the current customer base. This was offset by increased costs in the delivery and warehouse operation of $74,588 which resulted primarily from increased labor and vehicle costs to improve the timeli ness of product deliveries. The remaining $8,390 decrease resulted from a streamlining of the administrative staff and expenses and a reduction in third party commission, resulting from the discontinuance of service to the above-noted three customers, offset by the start-up costs related to the new corporate computer system of approximately $15,000 and increased business development costs of approximately $16,000 to investigate new potential business investments.

Interest expense decreased from $185,909 in 1995 to $167,016 in 1996 primarily as a result of the $200,000 8% mortgage note payable under litigation being eliminated at October 31, 1995 and the effect of the debt conversion described in Note 8 to the consolidated financial statements. Amortization of other assets of $3,657 in 1996 and 1995 related to the amortization of water rights. Other income of $1,016 in 1996 and $3,705 in 1995 related to non-recurring operating items.

The net loss for 1996 increased by $73,182 from $147,397 in 1995 to $220,579 in 1996.

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JULY 31, 1996 COMPARED WITH THE

                        THREE MONTHS ENDED JULY 31, 1995



Net revenues decreased $87,924 (12.4%) to $619,865 for the three months ended July 31, 1996 ("1996") from $707,789 for the three months ended July 31, 1995 ("1995"). The $112,365 decrease in gross sales was due primarily to three factors. First, the less profitable 2.5 gallon and one gallon sales decreased by approximately $61,000 largely due to a discontinuance of service to two customers, including one bankruptcy. The second contributing factor was a deliberate discontinuance of service to marginal customers as determined from a customer-by-customer review in setting up the new corporate computer system. The third factor was a much cooler summer in 1996 compared to 1995. The remaining increase in net revenue related primarily to reduced credits and allowances of approximately $11,000 and discounts earned, upon the negotiation and settlement of a few older payables, of approximately $24,000, offset by a lower gain on unclaimed or lost customer deposits of approximately $11,000.

Cost of sales for 1996 was $222,780 (36.9% of gross sales) as compared to $260,785 (36.4% of gross sales) for 1995. This percentage increase was caused primarily by a small increase in real estate taxes.

Selling, general and administrative expenses were $360,792 (58.2% of net revenues) in 1996 as compared to $344,825 (48.7% of net revenues) in 1995. A $21,776 decrease, related to a reduction in the sales and marketing staff in 1995 in an effort to better concentrate on the current customer base, was largely offset by increased administrative labor costs of $16,862 related to improved customer service in 1996. The remaining $20,881 increase resulted from increased costs in the delivery and warehouse operation of $33,077, which resulted primarily from increased labor and vehicle costs to improve the timeliness of product deliveries, offset by a reduction in third party commissions, resulting from the discontinuance of service to the above-noted two customers and a reduction in bad debt expense of approximately $9,000.

Interest expense decreased from $62,052 in 1995 to $51,434 in 1996 primarily as a result of the $200,000 8% mortgage note payable under litigation being eliminated at October 31, 1995 and the effect of the debt conversion described in Note 8 to the consolidated financial statements. Amortization of other assets of $1,219 in 1996 and 1995 related to the amortization of water rights. Other income of $1,016 in 1996 and $3,705 in 1995 related to non-recurring operating items.

The net loss for 1996 was $13,469 as compared to net income of $43,800 for 1995.

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been the proceeds of its initial public offering, cash generated from sales, issuance of common stock, debentures and installment debt, and borrowings from its offi cers.

During the nine months ended July 31, 1996 and 1995, the Company had negative cash flows from operating activities of $215,764 and $249,246, respectively. Investing activities used cash of $31,599 in 1996 and $29,554 in 1995 primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of common stock and installment debt.

At July 31, 1996, the Company had a working capital deficiency of $4,206,518. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company's consolidated financial statements for the year ended October 31, 1995 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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

                          ECHO SPRINGS WATER CO., INC.
                                  (Registrant)



         By
                  Michael S. Rakusin
                  Chief Executive Officer &
                  Chief Financial Officer


Date:  September 12, 1996

                          ECHO SPRINGS WATER CO., INC.

                             FINANCIAL DATA SCHEDULE

                     FOR THE NINE MONTHS ENDED JULY 31, 1996





This  schedule  contains  summary  financial   information  extracted  from  the
financial statements for the nine months ended July 31, 1996 and is qualified in its entirety by reference to such financial statements.



Item #                          Item Description                       Amount

5-02(1)                         Cash and cash items                 $   13,368
5-02(2)                         Marketable securities                   - 0 -
5-02(3)(a)(1)                   Notes and accounts receivable-trade    328,374
5-02(4)                         Allowances for doubtful accounts        19,000
5-02(6)                         Inventory                               31,315
5-02(9)                         Total current assets                   427,934
5-02(13)                        Property, plant and equipment        1,982,649
5-02(14)                        Accumulated depreciation               652,755
5-02(18)                        Total assets                         2,127,572
5-02(21)                        Total current liabilities            4,634,452
5-02(22)                        Bonds, mortgages and similar debt       - 0 -
5-02(28)                        Preferred stock-mandatory redemption    - 0 -
5-02(29)                        Preferred stock-no
                                 mandatory redemption                   - 0 -
5-02(30)                        Common stock                            5,050
5-02(31)                        Other stockholders' equity         (2,511,930)
5-02(32)                        Total liabilities and
                                 stockholders' equity               2,127,572
5-03(b)(1)(a)                   Net sales of tangible products      1,656,418
5-03(b)(1)                      Total revenues                      1,699,851
5-03(b)(2)(a)                   Cost of tangible goods sold           661,714
5-03(b)(2)                      Total costs and expenses applicable
                                 to sales and revenues                661,714
5-03(b)(3)                      Other costs and expenses               - 0 -
5-03(b)(5)                      Provision for doubtful
                                 accounts and notes                    - 0 -
5-03(b)(8)                      Interest and amortization
                                 of debt discount                     167,016
5-03(b)(10)                     Income before taxes and
                                 other items                         (220,579)
5-03(b)(11)                     Income tax expense                      - 0 -
5-03(b)(14)                     Income/loss continuing operations       - 0 -
5-03(b)(15)                     Discontinued operations                 - 0 -
5-03(b)(17)                     Extraordinary items                     - 0 -
5-03(b)(18)                     Cumulative effect-changes
                                 in accounting principles               - 0 -
5-03(b)(19)                     Net income or loss                    (220,579)
5-03(b)(20)                     Earnings per share-primary              (.00)
5-03(b)(20)                     Earnings per share-fully diluted        - 0 -

                             McLaughlin & Stern, LLP
                               260 Madison Avenue
                            New York, New York 10016







                                September 11, 1996


Securities and Exchange Commission
Washington, DC


                                Re: Echo Springs Water Co., Inc.


Gentlemen:

On behalf of the above captioned corporation, we enclose herewith Form 10-Q for ther period ended July 31, 1996.

                                Very truly yours,

                                David W. Sass