Form 10KSB
period 1996-10-31
ECHO SPRINGS WATER CO INC
filed 1997-02-12
CIK 826144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[x] Annual report pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934 ("Exchange Act") [Fee Required]

For the fiscal year ended October 31, 1996

[ ] Transition report pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission file number 33-30980

                          ECHO SPRINGS WATER CO., INC.
                  (formerly known as Grudge Music Group, Inc.)
                 (Name of small business issuer in its charter)

     New York                                16-1433379
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

Building 100A, Hackensack Avenue, Kearny, NJ  07032
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number: (201) 465-5151

Securities Registered under Section 12(b) of the Exchange Act:
     None

Securities Registered under Section 12(g) of the Exchange Act:
     Title of Each Class:  Common Stock, Par Value $.0001

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   .  No     .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

The issuer's net revenues for its most recent fiscal were $2,264,702.

The aggregate market value of the issuer's voting stock held as of December 31, 1996 by non-affiliates of the issuer, based upon the average of the closing bid and asked prices on that date, was approximately $5,376,900.

As at December 31, 1996, 3,097,149 shares of the issuer's Common Stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes       .  No  X  .

                                                      PART I

Item 1. Description of Business

Introduction

           Echo Springs Water Co., Inc., and its wholly-owned subsidiaries, RG Water Company, Inc., and Berkshire Acquisition Company, Inc., (collectively, the "Company") is engaged in bottling and distributing its non-sparkling natural spring water from naturally free-flowing springs located on the Company's property in Burlington, New York. The Company's natural spring water is sold both under the label "Echo Springs" and under private label distributor and supermarket brands. The Company also leases water coolers to residential and commercial customers and sells allied products such as coffee, tea and a wide assortment of paper products to its commercial accounts.

           The Company's products are primarily marketed and sold by its in-house staff. To a lesser extent, sales to certain distributors and supermarkets are made through independent commissioned sales representatives. The Company also provides installation and service for its leased coolers.

           At present, the Company has an established sales and distribution network and an existing base of over 4,000 customers located in the New York City Metropolitan area, New Jersey and upstate New York

History of the Company

           The Company, formerly Grudge Music Group, Inc., was incorporated in New York in 1985 for the purpose of engaging in the music recording business. Due to continuing losses from operations, the Company discontinued its music business in 1990.

           In 1991 and 1992, the Company commenced its bottled water business through the acquisition of two companies. In December 1991, the Company completed the acquisition of the assets of Echo Springs Water Co., Inc. (now known as ESWC, Inc.) consisting of its present spring water source and a fully-automated natural spring water bottling facility located in Burlington, New York.

           In July 1992, the Company acquired the assets of Berkshire Springs of New Jersey, Inc. (Berkshire), a distribution company that leases water coolers and sells water and other allied products to both commercial and residential customers in the State of New Jersey.

The Bottled Water Market

           The bottled water market comprises three major segments: non-sparkling, sparkling and imported water.

           * Non-sparkling, or still water contains no carbonation and is consumed as an "alternative to tap water." Non-sparkling water is generally distributed directly to homes and offices, through retail outlets and through vending machines.
                           Distinctions are often made among brands of non-sparkling water based on their source, level of mineral content and the method of purification (distillation, deionization or reverse osmosis).

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

           The Company participates only in the non-sparkling, or still water market. Non-sparkling bottled water is currently distributed through office and home delivery, retail stores and vending machines. Within the non-sparkling segment, retail pricing generally reflects the costs associated with the maintenance of each distribution channel. As a result, bottled water delivered to the home or office has the highest per gallon price, with off-the-shelf bottled water sold through retail channels having the next highest per gallon price and, finally, vended water, which has the lowest price per gallon.

           Natural spring waters are not always free from contamination problems. Springs can be contaminated with coliform (bacteria in the water). Natural springs need to be monitored and tested on a regular basis to make sure they are without contamination. To date, the Company has had no contamination problems with its three active springs. The Company's water has not been determined to be better or less contaminated than municipal water. The Company believes, however, that natural spring water has advantages over municipal water because, unlike municipal water, natural spring water is not treated with chlorine and other chemicals.

Products

           The Company's natural spring water is sold in two bottle sizes: one-gallon plastic bottles and five-gallon high density polyethylene recyclable containers. The Company previously sold its natural spring water in 2.5 gallon bottles, but has discontinued its sales in that size. Water sold under the "Echo Springs" brand is packaged in both one-gallon and five-gallon bottles. Private label water is sold only in one-gallon size bottles. Private label sales have not been significant to date.

           In addition, the Company leases water coolers and sells a wide variety of allied products, including regular and decaffeinated coffee, coffee creamers and milk, sugar, soups and paper products such as hot and cold paper cups and plastic utensils. To date, revenues from such allied products have not been significant.

Suppliers

           The Company purchases all of its coolers and bottle and plastic cap requirements from major vendors. In the past, the Company has experienced delays from time to time in obtaining an adequate supply of these materials due to its vendors' inability to meet demand. While such delays have become less frequent, there can be no assurance that the Company will not experience similar delays in the future. To date, such delays have not had a material adverse effect on operations.

           Substantially all of the Company's water coolers are purchased from the Cordley Temprite Division of Elkay Manufacturing. This supplier was selected based on its reputation in the cooler industry and its ability to meet delivery deadlines on a cost efficient basis. Since there are only a few large cooler manufacturers in the United States, the inability to obtain water coolers on satisfactory terms could have a material adverse effect on the Company's business. The Company has not experienced any such problems. The Company also purchases certain allied products, such as coffee, tea and a wide variety of paper products from numerous vendors. The Company believes there are sufficient vendors from which to obtain these products on competitive terms.

Marketing and Distribution

           The Company markets its "Echo Springs" brand as a 100% pure natural spring water. The Company believes that this distinguishes its water from many of its competitors' water, many of which sell either filtered municipal tap water or purified water. To date, the Company has focused its marketing and sales efforts in the New Jersey/New York City Metropolitan area, which it believes offers a substantial market for growth. If the Company is successful in further penetrating this market, of which there can be no assurance, it intends to expand its marketing and sales focus to the northeastern United States. The Company sells all of its products through its own in-house staff except for certain distributor and supermarket sales which are made through independent commissioned sales representatives. The Company sells its products to offices, other commercial establishments, residential customers and supermarkets. The Company distributes its bottled water and allied products from its Kearny, New Jersey warehouse by means of its fleet of eleven trucks, four of which are owned, five of which are rented and two of which are leased. The Company also leases a tractor and three trailers for delivery to its Kearny warehouse and to certain distributors and supermarkets.

Seasonality

           In the beverage industry, sales typically increase in the second and third calendar quarters. In order to help minimize the impact of seasonality on sales in the future, the Company will seek to expand its distribution of allied products by increasing its marketing of such products to its bottled water customers.

Competition

           The bottled water market is highly competitive. The Company competes in the non-sparkling segment of the bottled water market directly with other office delivery water companies and indirectly with companies that provide water vending machines and with off-the-shelf marketers. The Company's water products compete not only with other bottled water products but also with other types of beverages, including soft drinks, coffee, beer, wine and fruit juices. The Company competes with vended water and off-the-shelf marketers on the basis of
(1) quality, (2) taste, (3) the convenience of on site delivery, and (4) the features offered by the water dispenser (i.e. the ability to have heated, chilled or room temperature water, depending on the type of dispenser rented). Such competition includes bottlers and distributors of water products, several of which are more experienced and have greater financial and management resources than the Company and have established proprietary trademarks, distribution facilities and bottling facilities.

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

Belmont Springs, Crystal, Kentwood, Polar, Willow and Talwonda
Springs brands.

Employees

           As of December 31, 1996, the Company employed twenty-eight people, six in production, fifteen in distribution, and seven in management and administration. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

Government Regulation

           The United States Food and Drug Administration ("FDA") regulates bottled water as a food. Accordingly, the Company's bottled water must meet FDA standards for manufacturing practices and chemical and biological purity. Furthermore, these standards undergo a continuous process of revision. The labels affixed to bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods.

           In addition, all drinking water must meet United States Environmental Protection Agency standards established under the Safe Drinking Water Act ("SDWA") for mineral and chemical concentration. The 1986 amendments to the SDWA mandated the establishment of new drinking water quality and treatment regulations.

           Bottled water must originate from an "approved source" in accordance with standards prescribed by the state health department in each of the states in which the Company's products are sold. The source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. There are annual "compliance monitoring tests" of both the source and the bottled water. The health departments of the individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers.

           The Company's water supply is located in the State of New York, which requires a bottled water manufacturer to be certified by the New York State Department of Health ("Department of Health"). In order to receive certification, a prospective manufacturer must submit an application, together with a detailed report prepared by a licensed professional engineer. The application includes the manner of development of the source, the sanitation methods to be used in the bottling operation, the water treatment proposed, the laboratory control of water quality which will be provided, detailed engineering plans of the bottling facility and water source, and a flow diagram from source through bottling operation.

           The application, report and proposed labels and caps are reviewed by the Department of Health. In addition, samples of the water are tested. After this review and testing, arrangements are made for the local county public health unit to inspect the water bottling facilities.

           The Company currently has all required approvals and believes that its bottling facilities are in substantial compliance with all applicable government regulations.

Item 2. Description of Properties

           The Company's principal facility consists of 150 acres of land located in Burlington, New York, and owned by the Company, on which there is located a processing facility consisting of 7,200 square feet and seven springs, of which three are completed and in operation. The Burlington facility was built, and bottling equipment installed, in 1990. The Company also leases property in Edmeston, New York. Although the Company has no present plans to develop the four uncompleted springs, in order to do so it would be necessary to landscape the area, cap the springs, run an underground pipe from the springs to the bottling facility and obtain approval from the New York State Department of Health. The Company estimates that this process would take three to four months to complete. Until developed, management is not able to estimate the additional capacity that these springs would provide.

           The current production capacity of the bottling facility per eight-hour shift is 1,400,000 four-pack crates per year of one-gallon bottles or 1,100,000 five-gallon bottles per year, which exceeds the Company's projected needs for the foreseeable future. The plant currently operates one shift per day, five days per week, representing approximately 25% of capacity.

           The Company draws its water from three developed natural springs at Burlington and Edmeston. The Company's Burlington water sources flow at an average rate of 26 gallons per minute. The Edmeston springs (described below) have average flow rates of 50 and 60 gallons per minute. The Company believes that its water is clean, refreshing and lightly mineralized.

           The Company is dependent upon the natural springs for the water which it bottles and sells. Natural occurrences beyond the control of the Company including, but not limited to, drought, which prevents the natural springs from recharging themselves, and other occurrences, such as contamination of the springs or failure of the water supply to comply with all applicable governmental requirements for mineral and chemical concentration, could have a material adverse effect on the business of the Company.

           The Company entered into a 20-year lease with an unaffiliated landlord on September 14, 1994 for 41.686 acres of land located in the town of Edmeston, State of New York, on which are located two developed springs. The springs have a combined average capacity of approximately 58,000,000 gallons of water per year. The Company applied for and received approval from the New York State Department of Health to operate the springs on August 10, 1995. Based on the amended agreement of July 19, 1995, rent for the property is $.005 per gallon of water extracted for the first five years (with minimum rent of $300 per week) and $.01 per gallon for the following fifteen years with minimum rent of $600 per week). The Company has paid an additional $21,000 during the first year. The Company has the right to build and operate a processing plant (which will become the property of the landlord) on the property in which case the rent will increase to $.015 per gallon extracted. The Company also has the right to terminate the lease without penalty after payment of rent aggregating $100,000 plus the $21,000 first year fee, and, in the event it has constructed a processing plant, the right to renew the lease for an additional 20-year term on terms to be agreed upon by the parties. The Company intends, as its needs require, to utilize the water from these springs in its business. The water can be utilized without construction of a plant and the Company has no immediate plans to build a plant on this property. Rent expense under this lease was $33,426 and $9,330 for the years ended October 31, 1996 and 1995, respectively.

           The Company's principal offices are in Kearny, New Jersey where it leases 23,000 square feet of office and warehouse space pursuant to a lease expiring in March, 1998. The Company pays a monthly rent of $5,495. The Company believes that its current facilities are adequate for its foreseeable needs.

Item 3. Legal Proceedings

           Kenneth T. Williams commenced two actions in March and April, 1994, and a third action in June, 1996 in the Supreme Court of the State of New York, County of Otsego, against certain parties, including the Company and certain of its subsidiaries and affiliates.

           The first two actions involved a dispute concerning title to the Company's land and facility located in Burlington, New York ("Property"). The plaintiff sought a one-half interest in the Property and $17,000,000 in damages. The plaintiff caused a lis pendens to be placed on the Property in connection with such prior action.

           In October, 1994, all of the plaintiff's claims against the Company were dismissed except for claims of breach of contract and unjust enrichment. In June, 1995 the Appellate Division, Third Department, dismissed the breach of contract claim against the Company in the second action. It also dismissed all of plaintiff's claims, and cancelled the lis pendens, in the first action. In July and November of 1995, the Company moved to cancel the lis pendens and grant judgment by default in the second action which was denied by the Court, but granted in appeal by the Appellate

Division on November 25, 1996, pursuant to which all claims against all defendants were dismissed.

           In June, 1996, plaintiff commenced a third action against Grey, the former owners of the Property and the Company (essentially re-alleging the claims asserted against them in the first and second actions). On November 25, 1996, the Court dismissed all claims against all defendants on the grounds that they were the subject of the two earlier actions and that plaintiff is bound by the dispositions of those actions. On January 16, 1997, the Appellate Division affirmed the Company's motion for default judgment or cancellation of the notice of pendency, leaving only the unjust enrichment cause of action pending in the second lawsuit.

           In August, 1996, an action was commenced against the Company and Messrs. Rakusin and Grey in the Supreme Court of the State of New York, Broome County, demanding a judgment on a promissory note in the principal amount of $50,000 issued by the Company and allegedly personally guaranteed by Messrs. Rakusin and Grey. In December, 1996, the plaintiff was granted summary judgment in this matter. The Company intends to pay all principal and interest due under such note.

Item 4.  Submission or Matters to a Vote of Security Holders

           On October 1, 1996 the Company held its annual meeting of shareholders, at which meeting, the shareholders were asked to elect three directors and to approve a proposal to effect a 1-for- 25 reverse stock split of the outstanding shares of common stock of the Company. The directors elected and the votes cast were as follows:

           Name               Votes in Favor        Votes Withheld
Michael S. Rakusin        42,101,212             50,800
Edward J. Metzger         42,102,712             49,300
Frank A. LaSala           41,996,712            115,300

           The proposal to approve the reverse stock split was approved by the shareholder vote as follows:

            Votes in Favor      Votes Against        Abstained
             41,215,676          870,900              24,260

                                                      PART II

Item 5.                    Market for Company's Common Equity and Related
                           Stockholder Matters


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


Calendar Year 1994*:

First Quarter                                        7/64                       3/16
Second Quarter                                       7/64                       3/16
Third Quarter                                        5/32                       1/4
Fourth Quarter                                       9/64                       19/64

Calendar Year 1995*:

First Quarter                                        1/16                       3/32
Second Quarter                                       1/16                       3/32
Third Quarter                                        1/16                       3/32
Fourth Quarter                                       1/16                       3/32

Calendar Year 1996:

First Quarter*                                       1/16                       3/32
Second Quarter*                                      1/32                       3/32
Third Quarter*                                       1/32                       3/32
Fourth Quarter                                       1 1/2                     2 1/2

-----------
*pre-reverse split


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended October 31, 1996 Compared to Fiscal Year Ended October
31, 1995.

       Net revenues decreased $302,507 (11.8%) to $2,264,702 for the fiscal year ended October 31, 1996 ("Fiscal 1996")from $2,567,209 for the fiscal year ended October 31, 1995 ("Fiscal 1995"). The $353,520 decrease in gross sales was due primarily to four factors. The 2.5-gallon sales fell by approximately $17,000 as this low-margin, low-volume product line was discontinued in July, 1996. Sales of one gallons, another low-margin product, decreased by approximately $139,000, largely due to a discontinuance of service to three customers, including one bankruptcy. The third contributing factor was a deliberate discontinuance of service to marginal customers as determined from a customer-by-customer review in setting up the new corporate computer system. The fourth factor was a much cooler summer in 1996 compared to 1995. The remaining increase in net revenues was accounted for primarily by three items. Discounts earned upon the renegotiation and settlement of a few older payables increased by approximately $24,000 and credits and allowances were reduced by approximately $55,000. These gains were offset by a lower gain on unclaimed or lost customer deposits of approximately $30,000.

       Cost of sales for Fiscal 1996 was $865,255 (38.4% of gross sales) as compared to $978,901 (37.6% of gross sales) for Fiscal 1995. This small percentage increase was caused primarily by an approximately $24,000 increase in rental expense relating to the Wheeler springs resulting from twelve months rent in Fiscal 1996 versus three months in Fiscal 1995.

       Selling, general and administrative expenses were $1,481,897 (60.6% of net revenues) in Fiscal 1996 as compared to $1,542,160 (60.1% of net revenues) in Fiscal 1995. A significant reduction in the sales and marketing staff in an effort to better concentrate on the current customer base resulted in an overall savings of approximately $158,000. However, delivery costs increased approximately $49,000 primarily as a result of increased truck rental costs due to a larger number of rental vehicles in the corporate fleet, in order to improve the timeliness of product deliveries, combined with a 50% truck rental price increase in May, 1996. Further, warehouse costs increased approximately $21,000 due largely to increased cooler repair costs resulting from contracting such repairs to a third party professional. Lastly, general and administrative expenses rose by approximately $28,000. A small reduction in administrative staff and expenses of approximately $7,000 was offset by the start-up costs related to the new corporate computer system of approximately $18,000 and increased business development costs of approximately $16,000 to investigate new potential business investments.

       Interest expense decreased from $247,694 in Fiscal 1995 to $189,782 in Fiscal 1996 primarily as a result of the $200,000 8% mortgage note payable under litigation being eliminated at October 31, 1995 and the effect of the debt conversion described in Note 14 to the consolidated financial statements. Amortization of other assets of $4,876 in Fiscal 1996 and Fiscal 1995 related to the amortization of water rights. Other income of $78,400 in Fiscal 1996 and $3,705 in Fiscal 1995 related to non-recurring operating items.

       The net loss for Fiscal 1996 increased by $13,053 from $214,268 in Fiscal 1995 to $227,321 in Fiscal 1996.

Fiscal Year Ended October 31, 1995 Compared to Fiscal Year Ended October
31, 1994

      Net revenues decreased $115,158 (4.3%) from $2,682,367 for the fiscal year ended October 31, 1995 ("Fiscal 1995") to $2,567,209 for the fiscal year ended October 31, 1994 ("Fiscal 1994"). The $85,053 decrease in gross sales was due primarily to two factors. First, the sales mix in Fiscal 1995 showed increases, totaling $74,296, in more profitable five gallon and coffee service sales offset by decreases, totaling $133,537, in less profitable 2.5 gallon and one gallon sales. The second contributing factor was a discontinuance of service to marginal customers in the New York City suburbs. The remaining decrease in net revenues related primarily to a reduced gain on unclaimed or lost customer deposits in Fiscal 1995 to $46,257 from $78,971 in Fiscal 1994.

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

      The net loss for Fiscal 1995 decreased by $1,526,407 from $1,740,675 in Fiscal 1994 to $214,268 in Fiscal 1995.

      Liquidity and Capital Resources

      The Company's primary sources of liquidity have been cash generated from sales, issuance of common stock, debentures and installment debt, and borrowings from its officers.

      During the fiscal years ended October 31, 1996 and 1995, the Company had negative cash flows from operating activities of $270,514 and $139,699, respectively. Investing activities used cash of $44,695 in Fiscal 1996 and $48,181 in Fiscal 1995 primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of common stock and installment debt.

      At October 31, 1996, the Company had a working capital deficiency of $1,954,160. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company's consolidated financial statements for the year ended October 31, 1996 states that there is a substantial doubt about the Company's ability to continue as a going concern.

      Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. Such offering is expected to take place during Fiscal 1997. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or achieve profitable operations going forward.

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


      Item 7.              Financial Statements.

      Board of Directors and Shareholders
      Echo Springs Water Co., Inc.


                                               Independent Auditors' Report

         We have audited the accompanying consolidated balance sheet of Echo Springs Water Co., Inc. and subsidiaries as at October 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Echo Springs Water Co., Inc. and subsidiaries as at October 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      CITRIN COOPERMAN & COMPANY, LLP

      January 22, 1997
      New York, New York

                                                CONSOLIDATED BALANCE SHEET

                           AS AT OCTOBER 31,

                                                                                        1996                       1995
                                                                                        ----              -------------

                                     ASSETS
      Current Assets:
       Cash                                                                     $   44,631                $   57,224
       Accounts receivable - net of
        allowance for doubtful accounts
        of $14,000 in 1996 and $35,000 in 1995                                     257,212                   279,128
       Notes receivable, current portion                                            26,010                    22,380
       Inventories                                                                  34,221                    39,909
       Prepaid expenses                                                             30,178                    27,406
                                                                                 ---------                  ---------
         Total Current Assets                                                      392,252                   426,047

      Notes receivable, net of current portion                                     159,868                   157,857

      Property, plant and equipment - net                                        1,278,230                 1,395,090

      Other assets                                                                 220,026                   219,704
                                                                                 ---------                 ---------

         TOTAL ASSETS                                                           $2,050,376                $2,198,698
                                                                                 =========                 =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

      Current Liabilities:
       Current portion of debt                                                          $  552,153                 $  830,544
       Debentures                                                                           50,000                  1,325,000
       Accounts payable and accrued expenses                                             1,513,582                  2,242,578
       Customer deposits                                                                   213,000                    211,900
       Unearned revenues                                                                    17,677                     49,400
                                                                                       ---------                  ---------
   Total Current Liabilities                                                             2,346,412                  4,659,422

      Installment debt                                                                                                  5,577

         Total Liabilities                                                               2,346,412                  4,664,999
                                                                                         ---------                  ---------

      Shareholders' Equity (Deficiency):
       Common stock, $.0001 par,
        75,000,000 shares authorized; issued
        and outstanding 3,097,149 shares in
        1996 and 1,659,996 shares in 1995                                                      310                        166
       Additional paid-in capital                                                        8,295,406                  5,897,964
       Accumulated deficit                                                              (8,591,752)                (8,364,431)
                                                                                       ---------                     ---------
           Total Shareholders' Equity
            (Deficiency)                                                                 (296,036)                 (2,466,301)
                                                                                         --------                     ---------
         TOTAL LIABILITIES AND SHARE-
          HOLDERS' EQUITY (DEFICIENCY)                                                 $2,050,376                   $2,198,698
                                                                                         =========                   =========




      See accompanying notes to consolidated financial statements.






                      CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE YEARS ENDED OCTOBER 31,

                                                                    1996                                       1995
                                                                    ----                                       ----



      Revenues:
       Gross sales                                                   $2,252,968                         $2,606,488
       Credits and allowances                                           (12,734)                           (67,241)
       Freight out                                                      (43,154)                           (50,745)
       Other income                                                      67,622                             78,707
                                                                      ---------                          ---------

                                                                      2,264,702                          2,567,209
                                                                      ---------                          ---------

      Costs and Expenses:
       Cost of sales                                                    865,255                            978,901
       Selling, general and
        administrative                                                1,481,897                          1,542,160
       Interest                                                         189,782                            247,694
       Amortization of other
        assets                                                            4,876                              4,876

       Other expenses (income) - net                                    (78,400)                            (3,705)
       Loss (gain) on sale
        of assets                                                        28,613                             11,551
                                                                      ---------                          ---------
         Total Costs and
          Expenses                                                    2,492,023                          2,781,477
                                                                      ---------                          ---------

      Net loss                                                       $ (227,321)                        $ (214,268)
                                                                      =========                          =========

      Net loss per share                                             $     (.12)                        $     (.13)
                                                                      =========                          =========

      Weighted average shares
       outstanding                                                    1,929,759                          1,659,996
                                                                      =========                          =========




      See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                         FOR THE YEARS ENDED OCTOBER 31,


                                                                                          1996                     1995
                                                                                          ----                     ----


      Operating Activities:
       Net loss                                                                       $ (227,321)               $(214,268)
       Adjustments to reconcile
        net loss to net cash used
        by operating activities -
        Depreciation and amortization                                                    156,096                  139,245
           Loss on sale of assets                                                         28,814                   11,551
        Provision for doubtful accounts                                                  (21,000)                   8,000
         Changes in assets and liabilities -
         Accounts receivable                                                              20,166                  (11,832)
          Inventories                                                                      5,688                    7,376
          Prepaid expenses                                                                (2,772)                 (11,643)
          Other assets                                                                    11,450                      512
          Accounts payable and accrued expenses                                         (211,012)                 (75,640)
          Customer deposits                                                                1,100                   18,900
          Unearned revenues                                                              (31,723)                 (11,900)
                                                                                       ---------                 --------

            Net Cash Used By Operating
             Activities                                                                 (270,514)                (139,699)
                                                                                       ---------                 --------

      Investing Activities:
       Capital expenditures                                                              (68,409)                 (85,210)
       Collections on notes receivable                                                    18,479                   23,342
       Proceeds from sale of assets                                                        5,235                   13,687
                                                                                       ---------                 --------
         Net Cash Used By Investing
          Activities                                                                     (44,695)                 (48,181)
                                                                                       ---------                 --------

      Financing Activities:
       Proceeds from issuance of common stock                                            180,000
       Purchase of common stock                                                             (420)
       Increase in installment debt                                                      312,153                  124,336
       Repayment of installment debt                                                    (171,099)                (127,056)
       Deferred public offering costs                                                    (18,018)
                                                                                       ---------
        Net Cash Provided
          (Used) By Financing Activities                                                 302,616                   (2,720)
                                                                                       ---------                 --------

      Net decrease in cash                                                               (12,593)                (190,600)

      Cash - beginning                                                                    57,224                  247,824
                                                                                       ---------                 --------

      CASH - ENDING                                                                   $   44,631                $  57,224
                                                                                       =========                 ========

      Supplemental Cash Flow Information:
       Interest paid                                                                  $   45,292                $  20,071
       Conversion of accounts
        receivable to notes receivable                                                    22,750
       Conversion of other assets to
        notes receivable                                                                   1,370
       Conversion of debt and interest
        to common stock                                                                2,193,006
       Issuance of common stock to
        officer under agreement                                                           25,000

      See accompanying notes to consolidated financial statements.

                                                                 18

      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                  FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995

                                                                                                                      Total
                                                         Common Stock                                              Shareholders'
                                                                           Paid-in             Accumulated           Equity
                                                 Shares       Amount       Capital               Deficit           (Deficiency)


      Balance at October 31,
       1994                                        1,659,996        $166        $5,897,964           $(8,150,163)      $(2,252,033)

      Net loss                                                                                          (214,268)         (214,268)
                                                    ---------         --- ------------------            ----------         ---------

      Balance at October 31,
       1995                                         1,659,996         166          5,897,964            (8,364,431)     (2,466,301)

      Shares issued upon
       conversion of debt
       and interest                                   877,201          88          2,192,918                              2,193,006
      Shares purchased                                    (48)                          (420)                                  (420)
      Shares issued to
       officer under
       agreement                                      200,000          20             24,980                                 25,000
      Shares sold                                     360,000          36            179,964                                180,000
      Net loss                                                                                            (227,321)       (227,321)
                                                    ---------         ---          ---------            ----------         ---------

      Balance at
       October 31, 1996                             3,097,149        $310         $8,295,406           $(8,591,752)     $ (296,036)
                                                    =========         ===          =========            ==========         =========






      See accompanying notes to consolidated financial statements.

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

                Property, Plant and Equipment
                Property, plant and equipment are recorded at cost. Additions, renewals and improvements are capitalized. Asset and accumulated depreciation accounts are relieved for dispositions with any resulting gain or loss reflected in earnings. Maintenance and repairs are charged to expense as incurred. Maintenance and repairs expense amounted to $61,730 in 1996 and $39,716 in 1995. Depreciation of plant and equipment is provided by the straight-line method over the estimated economic useful lives of the various asset groups as follows:

                           Buildings and improvements        5-40 years
                           Machinery and equipment          10-20 years
                           Furniture and fixtures               7 years
                           Vehicles                             5 years
                           Water coolers, bottles
                            and brewers                       6-10 years

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NOTE 1 -      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



                Other Assets
                The allocated cost of the acquisition of water rights in 1991 was capitalized and is being amortized by the straight-line method over 40 years. Costs associated with the proposed public offering (Note 14)are being deferred at October 31, 1996 and will be offset against the proceeds of such offering upon completion or charged to expense should such offering not be completed.


                Income Taxes
                All  deferred tax benefits  from the use of net  operating  loss
                carryforwards   are  offset  by  valuation   allowances  in  the
                accompanying consolidated financial statements.


                Loss Per Common and Equivalent Share
                Loss per share is based upon the weighted average number of shares outstanding during each period. All share and per share amounts give effect to a 1-for-25 reverse stock split in October, 1996.


                Statement of Cash Flows
                For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at October 31, 1996 or 1995.


                Financial Instruments and Credit Risks
                The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value. However, it was not practicable to estimate the fair value of other financial instruments - principally, installment debt and debentures - because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

                Concentrations of credit risk with respect to receivables are limited due to the large number of customers. As of October 31, 1996, the Company had uncollateralized receivables with one distributor approximating $65,000, which represents 24% of the Company's trade accounts balance. During the years ended October 31, 1996 and 1995, sales to this customer amounted to approximately 20% and 12%, respectively, of the Company's gross sales. No other customer accounted for more than 10% of gross sales.

      NOTE 2 -             NOTES RECEIVABLE
                           ----------------

                In efforts to consolidate operations, the Company sold its Utica operation in January, 1994. As part of the sales agreement, the new operation will purchase bottled water from the Company for three years. The Company realized a gain on the sale of the operation of $104,533 and, as part of the selling price, received notes of $225,000. The first note is for $50,000 without interest, which will be converted to an interest-bearing term loan upon repayment of the second note unless repaid sooner. The second note was renegotiated in 1996 with the inclusion of approximately $24,000 of accounts receivable and other assets owed to the Company and is now payable at $2,788 per month, including interest at 6%, through June, 2001. Sales of bottled water to the new company in 1996 and 1995 amounted to $49,233 and $39,924, respectively.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NOTE 3 -             INVENTORIES
                           -----------

                Inventories consist of the following:

                                                                                                     October 31,
                                                                                             1996              1995

                           Bottles                                                        $ 1,722           $ 2,094
                           Product held
                            for sale                                                       16,415            18,298
                           Supplies                                                        16,084            19,517
                                                                                           ------            ------
                                                                                          $34,221           $39,909

                                                                                           ======            ======


      NOTE 4 -             PROPERTY, PLANT AND EQUIPMENT
                           -----------------------------

                Property, plant and equipment are summarized as follows:

                                                                                                   October 31,
                                                                                        1996                 1995

                           Land                                                     $  150,000           $  150,000
                           Buildings and improvements                                  362,298              362,298
                           Water coolers, bottles and
                            brewers                                                    918,730              864,068
                           Machinery and equipment                                     335,069              373,588
                           Vehicles                                                     60,850               60,850
                           Furniture and fixtures                                      127,128              124,862
                                                                                     ---------            ---------
                                                                                     1,954,075            1,935,666

                           Less: accumulated
                            depreciation and
                     amortization                                                      675,845              540,576
                                                                                     ---------            ---------
                                                                                    $1,278,230           $1,395,090
                                                                                     =========            =========

      NOTE 5 -             OTHER ASSETS
                           ------------

                Other assets are comprised of the following:

                                                                                                     October 31,
                                                                                         1996                 1995

                Water rights                                                          $205,000             $205,000
                Accumulated amortization                                                33,529               28,653
                                                                                       -------              -------
                     Net deferred charges                                              171,471              176,347
                Security deposits                                                       30,537               43,357
                Deferred public offering costs                                          18,018
                                                                                       -------
                                                                                      $220,026             $219,704
                                                                                       =======              =======


                Deferred charges of $576,521 for financing costs, non-compete agreement and consulting costs were fully amortized at October
                31, 1994 and written off in 1995.



                                                        22

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      NOTE 6 -             CAPITAL AND OPERATING LEASES
                           ----------------------------

                Capital Leases
                The Company leased machinery and equipment under capital leases that were included under the caption "Property, Plant and Equipment" in the accompanying balance sheet at October 31, 1995 with a book value of $36,293. The equipment was disposed of in 1996.

                Operating Leases
                The Company leases office and warehouse facilities under an operating lease expiring March 31, 1998. Rental expense for office and warehouse facilities amounted to $65,943 in 1996 and $65,943 in 1995.

                In addition the Company leases vehicles and various office equipment under operating leases that extend until February, 2000. Rental expenses under equipment leases amounted to $214,265 in 1996 and $150,575 in 1995.

                The Company entered into a 20-year lease with an unaffiliated landlord on September 14, 1994 for 41.686 acres of land located in the town of Edmeston, State of New York, on which are located two developed springs. The springs have a combined average capacity of approximately 58,000,000 gallons of water per year. The Company applied for and received approval from the New York State Department of Health to operate the springs on August 10, 1995. Based on the amended agreement of July 19, 1995, rent for the property is $.005 per gallon of water extracted for the first five years (with minimum rent of $300 per week) and $.01 per gallon for the following fifteen years (with minimum rent of $600 per week). The Company has paid an additional $21,000 during the first year. The Company has the right to build and operate a processing plant (which will become the property of the landlord) on the property in which case the rent will increase to $.015 per gallon extracted. The Company also has the right to terminate the lease without penalty after payment of rent aggregating $100,000 plus the $21,000 first year fee, and, in the event it has constructed a processing plant, the right to renew the lease for an additional 20-year term on terms to be agreed upon by the parties. The Company intends, as its needs require, to utilize the water from these springs in its business. The water can be utilized without construction of a plant and the Company has no immediate plans to build a plant on this property. Rent expense under this lease was $33,426 and $9,330 for the years ended October 31, 1996 and 1995, respectively.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NOTE 6 -             CAPITAL AND OPERATING LEASES (CONTINUED)
                           ----------------------------------------

                Minimum future lease payments are:

                                                                                                              Operating Leases
                Fiscal year ending                                                 Office        Equipment            Land
                ------------------                                                 ------        ---------            ----
                1997                                                              $65,943          $34,020        $ 15,600
                1998                                                               27,476           24,720          15,600
                1999                                                                                24,720          15,600
                2000                                                                                 6,180          19,500
                2001                                                                                                31,200
                2002 and thereafter                                                                                429,000
                                                                                   ------           ------         -------
                Total minimum payments                                            $93,419          $89,640        $526,500
                                                                                   ======           ======         =======

      NOTE 7 -             INDEBTEDNESS
                           ------------

                                                                                                   1996              1995
                                                                                                   ----              ----
                Installment Debt

                Secured time note, with interest at 9.0%,  payable in 36 monthly installments  of $954  including  interest.  Final  installment originally due April 1997, repaid
                 in 1996.                                                                      $                 $ 15,119

                Secured time notes, at 12.0%,
                 payable in 36 monthly installments
                 of $6,072 including interest                                                                      57,509

                Advance payable to stockholder
                 with interest at 12%                                                           282,153            60,000

                Capitalized lease obligations                                                                       8,471

                Notes payable with interest at 18%
                 due December 31, 1995 (c) (*)                                                  150,000           300,022

                Notes payable with interest at 7%
                 due December 31, 1995 (b) (*)                                                                    275,000

                Mortgage note payable, with 8.0%
                 interest payable quarterly,
                 principal due December 1993 (a) (*)                                            120,000           120,000
                                                                                                -------           -------

                           TOTAL DEBT                                                           552,153           836,121


                           CURRENT PORTION                                                      552,153           830,544
                                                                                                -------           -------

                           NET LONG-TERM PORTION                                               $                 $  5,577
                                                                                                =======           =======






                *Obligations in default as to principal and interest. Portions of the debt and interest were converted into common stock of the Company. (Note 14).




                                                            24

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      NOTE 7 -             INDEBTEDNESS (CONTINUED)
                           ------------------------

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

                (c) Holders of notes totalling $200,000 agreed to extend the maturity date in exchange for shares of common stock of Echo Springs Water Company, Inc. Shares which were to be issued equal 20% of the amount of the note extended divided by $3.00 per share for an aggregate 13,333 shares. Holders of notes totalling $50,000 have sued the company for payment and have received judgment which they are currently trying to enforce.

                Shares of Echo Springs Water Company, Inc. to be issued under
                (b) and (c) above were not issued and there was an offer made to rescind the transaction since the contemplated offering was not consummated.

                                                                                               1996                  1995
                                                                                               ----                  ----
                Debentures

                8% Series D convertible
                 subordinated debentures
                 maturing December 31, 1995 (*)                                             $50,000            $   85,000


                10% Series E debentures
                 maturing December 31, 1995 (*)                                                                 1,240,000
                                                                                             ------             ---------

                           TOTAL                                                            $50,000            $1,325,000
                                                                                             ======             =========


                *          Obligations in default as to principal and interest.
                           Portions of the debt and interest were converted into common stock of the Company. (Note 14).

                The convertible subordinated debentures are convertible into common stock at $12.50 per share.





                                                            25

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NOTE 8 -             ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                           -------------------------------------

                Accounts payable and accrued expenses consist of the following:

                                                                                              October 31,
                                                                                       1996                 1995
                Trade payables                                                    $  564,385           $  649,983
                Accrued expenses                                                     294,947              573,507
                Wages payable                                                         40,527               41,263
                Interest payable                                                     100,130              451,373
                Payroll taxes payable                                                461,751              494,670
                Sales taxes payable                                                   51,842               31,782
                                                                                   ---------            ---------

                                                                                  $1,513,582           $2,242,578
                                                                                   =========            =========

                The Company is presently negotiating for settlement of prior years' unpaid payroll taxes. No provision has been made for any possible interest and penalties thereon, as management is of the opinion that such amounts, if any, will not be material.

      NOTE 9 -                                             COMMON STOCK
                                                           ------------

                On October 1, 1996 the stockholders approved a 1-for-25 reverse stock split of the outstanding shares of common stock of the Company. The par value, $.0001, and authorized shares, 75,000,000, were not changed. The then outstanding common stock of 50,499,910 shares were converted to 2,019,996 shares of common stock. All references in the accompanying financial statements to the number of common shares and per share amounts give effect to the reverse stock split.

                At October 31, 1996, the Company has warrants outstanding that allow the holders to purchase shares of common stock as follows:

                Group              Shares           Price       Expiration Date
                Investment banker  4,000          $20.25          March, 1997
                Officer           27,759            4.20        October, 1998

                In partial settlement of prior debts, the Company granted an officer warrants to purchase 27,759 shares of common stock at a price of $12.50 per share, which warrants were to expire October 31, 1993 and were extended an additional year in 1993. In 1994, the warrants were extended an additional two years and the exercise price reduced to $6.25 per share and, in 1996, the warrants were again extended for two years and the exercise price reduced to $4.20 per share.

                Other warrants for 20,120 shares at an excise price of $6.25 per share expired as at October 31, 1996.

      NOTE 10-                                         INCOME TAXES

                The Company files a consolidated federal income tax return with its subsidiaries. As of October 31, 1996, the Company had net operating loss carryforwards in excess of $8,000,000 for financial as well as State and Federal tax purposes which expire in varying amounts beginning in 2004.

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NOTE 11-                                                     LITIGATION

                The Company and its affiliates are defendants in actions involving a dispute concerning title to the Company's land and facility located in Burlington, New York ("Property") in which the plaintiff seeks a one-half interest in the Property and $17,000,000 in damages. Most of the claims in this litigation have been dismissed by the courts. Management is of the opinion that there is no material exposure to the Company, and, therefore, no provision has been made for any possible loss in the accompanying consolidated financial statements.

      NOTE 12-  GOING CONCERN

                For the year ended October 31, 1996, the Company sustained a loss of $227,321 and at October 31, 1996 had a working capital deficiency of $1,954,160, an accumulated deficit of $8,591,752 and deficit net worth of $296,036. In addition, the Company was in default on principal and interest payments on a substantial portion of its debt. These facts raise substantial doubt about the Company's ability to continue as a going concern.
                Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

      NOTE 13-                                 EMPLOYMENT AGREEMENT

                In October 1996, Michael S. Rakusin, the President, a Director and principal shareholder of the Company, entered into a three-year employment agreement with the Company, effective upon completion of the proposed public offering, which provides for, among other things, an annual salary of $120,000 and a non-competition clause during the term of his employment by the Company and for one year following the termination of such employment.

                On September 30, 1996, the Company issued 200,000 shares of its common stock valued at $25,000 ($.125 per share) to Mr. Rakusin in consideration for prior services rendered by Mr.
                Rakusin to the Company.

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      NOTE 14-                             PROPOSED PUBLIC OFFERING

                In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. As part of the negotiations, the Company asked their lenders to convert outstanding debt and unpaid interest thereon into shares of common stock of the Company at a conversion ratio of $2.50 per share. The lenders converted $1,700,022 of outstanding principal and unpaid interest of $492,984, which was converted to 877,201 shares of common stock. This transaction will reduce future interest expense by approximately $173,000 per year.











      Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                                         PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Directors and Executive Officers

         The following individuals are the present directors and executive officers of the Company. Each director will hold office until the next annual meeting of the shareholders and until his successor is elected and qualified. Officers are elected by, and serve at the pleasure of the Board of Directors.

Name
         Age             Position

Michael S. Rakusin...........                                    40                          President,
                                                                                             Treasurer, and
                                                                                             Director

Edward J. Metzger............                                    39                          Vice President -
                                                                                             Operations,
                                                                                             Secretary, and
                                                                                             Director

Frank A. LaSala.............                                     73                          Director


         Michael S. Rakusin is a founder of the Company and has been President and a Director since inception, and Treasurer since 1987. He was appointed Secretary in June, 1987; Executive Vice President in November, 1988; and President in April, 1991. From 1984 to March, 1987, Mr. Rakusin was self-employed, rendering financial and accounting services. From 1976 to 1984, he was employed as an accountant by J.M. Stern & Co., Certified Public Accountants. Mr. Rakusin is a Certified Public Accountant in the State of New York. He earned a Bachelor of Business Administration Degree from the City University of New York in 1976.

         Edward J. Metzger joined the Company in July, 1992 as Vice President - Operations. He was elected a Director in October, 1996. From 1988 to July, 1992, he was Senior Vice President of Berkshire Springs of N.J., Inc. (doing business as Stony Brook Spring Water) in charge of all operations, including routes, customer service, cooler repair and warehouse activities. The assets of Berkshire were acquired by the Company in July, 1992.

         Frank A. LaSala has been a Director of the Company since October, 1996. Mr. LaSala has been a principal of his own business, Sal-Ma Instruments Corporation, a company engaged in manufacturing sophisticated machinery for the aerospace industry, for the past 45 years.

      Item 10.                                    Executive Compensation

         The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officer of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended October 31, 1996, 1995 and 1994.


      Summary Compensation Table


Name and Principal                                                             Long-Term Compensation
Position                                       Annual Compensation                 Awards Payouts
                                      Other
                                                                 Annual      Restricted                                   All Other
                                                                Compen-         Stock          Options/        LTIP        Compen-
                                 Year      Salary      Bonus     sation       Award(s)           SARs        Payouts        sation
                                 ----      ------      -----     ------       --------           ----        -------        ------
Michael S. Rakusin               1996         $80,200    -         -              -               -             -        $25,000 (1)
  President
                                 1995         $81,288    -         -              -               -             -             -

                                 1994         $87,006    -         -              -               -             -             -


Edward J. Metzger                1996         $80,200    -         -              -               -             -             -
  Vice President
                                 1995         $83,000    -         -              -               -             -             -

                                 1994        $104,200    -         -              -               -             -             -




      (1) On September 30, 1996, the Company issued 200,000 shares of its Common Stock valued at $25,000 ($0.125 per share) to Mr. Michael S. Rakusin, the President, a Director and principal shareholder of the Company in consideration for prior services rendered by Mr. Rakusin to the Company.


         For the fiscal years ended October 31, 1996 and 1995, none of the directors of the Company have received or were accrued compensation of any kind for their services rendered in such capacities to the Company. As of December 31, 1996, there are no outstanding options or warrants held by any officer or director of the Company except for warrants held by Michael S. Rakusin, the President, a Director and principal shareholder of the Company, to purchase 27,759 shares of Common Stock at $4.20 per share. These warrants were issued in October, 1990 and expire on October 31, 1998.

         Michael S. Rakusin, the President, a Director and principal shareholder of the Company, has entered into a three-year employment agreement with the Company in October, 1996 which will commence on the closing of the proposed public offering. The agreement provides for, among other things, an annual salary of $120,000 and a non-competition clause during the term of his employment by the Company and for one (1) year following the termination of such employment.

         The Company has no standard arrangement pursuant to which its directors are compensated in their capacity as directors. The Company does not have a compensation or audit committee of the Board.

      Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of December 31, 1996, the number of shares of Common Stock of the Company and the percentage of that class owned beneficially, within the meaning of Rule 13d-3 promulgated under the Exchange Act, and the percentage of the Company's voting power owned by (i) all shareholders known by the Company to beneficially own more than five percent of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group. All shares set forth in the following table are entitled to one vote per share and the named beneficial owners have sole voting and investment power. Each percentage set forth in the following table assumes the exercise of all stock options exercisable by the named individual or group as of December 31, 1996 or within 60 days thereafter.

      Name and Address            Number of Shares
      of Beneficial Owner(1)   Owned Beneficially(2)        Percentage

      Michael S. Rakusin       427,759(3)                           13.7%

      Edward J. Metzger         6,800                               0.2%

      Frank A. LaSala           1,920                               0.1%

      ESWC, Inc.
      149 Main Street
      Cooperstown,
      NY  11326               210,243                               6.8%

      H.T. Ardinger, Jr.
      9040 Governors Row
      Dallas, TX 75247                                        398,127                              12.9%

      William Heim
      8845 South Pleasant
      Chicago, IL 60620                                       273,133                               8.8%

      Robert Moody, Jr.
      601 Moody National
         Bank Tower
      Galveston, TX 77550                                     205,323                               6.6%

      Robert P. Gillings
      7423 Ridge Boulevard
      Brooklyn, NY 11209                                      290,000                               9.4%

      All Officers and
      Directors as a
      Group (three persons)                                   436,479(3)                           14.0%


      (1) Unless otherwise indicated, the address of each shareholder listed is c/o Echo Springs Water Co., Inc., Building 100A, Hackensack Avenue, Kearny, NJ 07032.

      (2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

      (3) Includes 27,759 shares of common stock issuable pursuant to warrants exercisable at $4.20 per share and expiring on October 31, 1998.


      Item 12.             Certain Relationships and Related Transactions

      On September 30, 1996, the Company issued 200,000 shares of its Common Stock valued at $25,000 ($0.125 per share) to Mr. Michael S. Rakusin, the President, a Director and principal shareholder of the Company in consideration for prior services rendered by Mr. Rakusin to the Company.

      On October 1, 1996, the Company entered into a three-year employment agreement with Mr. Rakusin. See "Executive
Compensation."

      On October 1, 1996, the Company extended Mr. Rakusin's warrants to purchase 27,759 shares of the Company's Common Stock, from October 31, 1996 to October 31, 1998 and established an exercise price of $4.20.

      At October 31, 1996, Mr. Rakusin, had advanced a total of $282,153 to the Company, evidenced by the Company's 12% note payable to Mr. Rakusin, which funds were used by the Company for working capital.

                                                      PART IV

      Item 13.             Exhibits and Reports on Form 8-K.

      Schedules and Reports of Form 8-K


      (A)(1)      The following  financial  statements  are included in Part II,
                  Item 7:

      Independent Auditors' Report

      Consolidated Balance Sheet as at October 31, 1996 and 1995.

      Consolidated Statement of Operations for the Years Ended October 31, 1996 and 1995

      Consolidated Statement of Shareholders' Equity (Deficiency) for the Years Ended October 31, 1996 and 1995

      Consolidated Statement of Cash Flows for the Years Ended October 31, 1996 and 1995

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

      Official Exhibit

      Number                         Description                  Page Number

      [3] (a)          Certificate of Incorporation
                       and all amendments thereto

      [3] (b)           By-Laws

      [4]               Form of Common Stock Certificate

      [27]              Financial Data Schedule

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Echo Springs Water Co., Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

      Dated: February 12, 1997

                                  ECHO SPRINGS WATER CO., INC.


                                  By: /s/ Michael S. Rakusin
                                      Michael S. Rakusin
                                    President

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the issuer and in the capacities and on the date indicated:

     Name                                  Titles                  Date




      /s/ Michael S. Rakusin   President and Director        February 12, 1997
      Michael S. Rakusin       Principal Executive,
                               Operating and Financial
                               Officer



      /s/ Edward J. Metzger    Vice President, Secretary    February 12, 1997
      Edward J. Metzger        and Director



      /s/ Frank A. LaSala      Director                     February 12, 1997
      Frank A. LaSala