Form 10QSB
period 1997-01-31
ECHO SPRINGS WATER CO INC
filed 1997-03-17
CIK 826144

UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C.  20549

                                                        FORM 10-QSB


                                 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                                            THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securi ties Exchange Act of 1934, for the quarterly period ended January 31, 1997.

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the transition period from
                       to              .

Commission file number 33-30980

                                               ECHO SPRINGS WATER CO., INC.
             (Exact name of small business issuer as specified in its charter)

New York                                             #16-1433379
(State of Incorporation)                          (I.R.S. Employer ID No.)

                  Building 100A, Hackensack Avenue, Kearny, New Jersey 07032
                             (Address of Principal Executive Offices)

                                                      (201) 465-5151
                                                (Issuer's Telephone Number)

                               N/A
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X     No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                    Outstanding at February 28, 1997

Common stock, $.0001 par value                            3,697,149 shares

Transitional Small Business Disclosure Format      Yes              No   X

                                               ECHO SPRINGS WATER CO., INC.



                                                   Index to Form 10-QSB





                                                                   Page
                   Item                                            Number


PART I.  FINANCIAL INFORMATION                                       3

 Item 1.  Financial Statements:

         Consolidated balance sheets -
         January 31, 1997 and October 31, 1996                       3

         Consolidated statements of operations -
         Three months ended January 31, 1997 and 1996                4

         Consolidated statements of cash flows -
         Three months ended January 31, 1997 and 1996                5

         Notes to Consolidated Financial Statements                 6-9

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10-11

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                 12
         Item 6.  Exhibits and Reports on Form 8-K                  12

Signatures                                                          13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                               ECHO SPRINGS WATER CO., INC.

                                                CONSOLIDATED BALANCE SHEET
                                                        (UNAUDITED)

                                                          ASSETS
                                                                                      January 31,           October 31,
                                                                                         1997                   1996
Current Assets:
 Cash                                                                                 $   15,613             $   44,631
 Accounts receivable - net of allowance
  for doubtful accounts of $14,000 in
  1997 and in 1996                                                                       234,191                257,212
 Notes receivable, current portion                                                        26,402                 26,010
 Inventories                                                                              26,845                 34,221
 Prepaid expenses                                                                         76,363                 30,178
         Total Current Assets                                                            379,414                392,252

Notes receivable, net of current portion                                                 153,119                159,868

Property, plant and equipment - net                                                    1,240,842              1,278,230

Other assets                                                                             219,160                220,026

         TOTAL ASSETS                                                                 $1,992,535             $2,050,376

                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
 Current portion of debt                                                              $  572,153             $  552,153
 Debentures                                                                               50,000                 50,000
 Accounts payable and accrued expenses                                                 1,581,407              1,513,582
 Customer deposits                                                                       215,600                213,000
 Unearned revenues                                                                        17,132                 17,677
         Total Current Liabilities                                                     2,436,292              2,346,412

Shareholders' Equity (Deficiency):
 Common stock, $.0001 par, 75,000,000
  shares authorized; issued and
  outstanding 3,097,149 shares
  in 1997 and 1996                                                                           310                    310
 Additional paid-in capital                                                            8,295,406              8,295,406
 Accumulated deficit                                                                  (8,739,473)            (8,591,752)
         Total Shareholders'
          Equity (Deficiency)                                                           (443,757)              (296,036)

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)                                                         $1,992,535             $2,050,376




The accompanying notes are an integral part of these consolidated financial statements.

                                                         - 3 -

                                               ECHO SPRINGS WATER CO., INC.

                                           CONSOLIDATED STATEMENT OF OPERATIONS

                                          FOR THE THREE MONTHS ENDED JANUARY 31,
                                                        (UNAUDITED)


                                                                                    1997                        1996

Revenues:
 Gross sales                                                                 $    444,476                 $   525,612
 Credits and allowances                                                                        (2,652)         (4,319)
 Freight out                                                                       (8,949)                    (12,051)
 Other income                                                                        (134)                      4,145
                                                                                  432,741                     513,387

Costs and Expenses:
 Cost of sales                                                                    188,795                     219,661
 Selling, general and
  administrative                                                                  373,834                     361,369
 Interest                                                                          17,474                      57,358
 Amortization of other assets                                                       1,219                       1,219
 Loss (gain) on sale of assets                                                       (860)                     (1,200)
         Total Costs and Expenses                                                 580,462                     638,407

Net loss                                                                      $  (147,721)                $  (125,020)

Net loss per share                                                            $      (.05)                $      (.08)

Weighted average shares outstanding                                             3,097,149                   1,659,996








The accompanying notes are an integral part of these consolidated financial statements.

                                               ECHO SPRINGS WATER CO., INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                          FOR THE THREE MONTHS ENDED JANUARY 31,

                                                        (UNAUDITED)



                                                                                         1997                1996

Operating Activities:
 Net loss                                                                            $(147,721)          $(125,020)
 Adjustments to reconcile net loss to
  net cash used by
  operating activities:
  Depreciation and amortization                                                         39,869              37,667
  Loss (gain) on sale of assets                                                           (860)             (1,200)
  Provision for doubtful accounts                                                                          (10,000)
  Changes in assets and liabilities -
   Accounts receivable                                                                  23,021               2,551
   Inventories                                                                           7,376               4,637
   Prepaid expenses                                                                    (46,185)            (66,923)
   Other assets                                                                           (353)               (531)
   Accounts payable and accrued
    expenses                                                                            67,825              77,601
   Customer deposits                                                                              2,600      8,100
   Unearned revenues                                                                      (545)            (23,602)
         Net Cash Used by
          Operating Activities                                                         (54,973)            (96,720)

Investing Activities:
 Capital expenditures                                                                   (1,262)            (13,668)
 Collections on notes receivable                                                         6,357               5,037
 Proceeds from sale of assets                                                              860               1,200
         Net Cash Provided (Used) by
          Investing Activities                                                           5,955              (7,431)

Financing Activities:
 Increase in installment debt                                                           20,000              75,000
 Repayment of installment debt                                                                             (22,742)
         Net Cash Provided by
      Financing Activities                                                              20,000              52,258

Net decrease in cash                                                                   (29,018)            (51,893)

Cash - beginning                                                                        44,631              57,224

CASH - ENDING                                                                        $  15,613           $   5,331

SUPPLEMENTAL INFORMATION:
 Interest         paid                                                               $     927           $   1,262


The accompanying notes are an integral part of these consolidated financial statements.


                                               ECHO SPRINGS WATER CO., INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (UNAUDITED)



NOTE 1 -          SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION
                  The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The October 31, 1996 balance sheet data was derived from audited finan cial statements and together with the interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature neces sary for a fair statement of the results for interim peri ods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

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

                                               ECHO SPRINGS WATER CO., INC.

                                                        (UNAUDITED)




NOTE 2 -          INVENTORIES

                  Inventories are valued at the lower of cost or market on the first-in first-out basis and at October 31, 1996 and January 31, 1997 consist of the following:

                                                  January              October
                                                 31, 1997            31, 1996

                  Bottles                        $ 2,168             $ 1,722
                  Product held for sale           12,672              16,415
                  Supplies                        12,005              16,084
                                                 $26,845             $34,221

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the assets of 5 - 40 years and consist of the following:

                                                                                      January               October
                                                                                      31, 1997             31, 1996

                  Land                                                              $  150,000           $  150,000
                  Buildings and improvements                                           362,298              362,298
                  Water coolers, bottles and
                   brewers                                                             918,730              918,730
                  Machinery and equipment                                              335,068              335,069
                  Vehicles                                                              60,850               60,850
                  Furniture and fixtures                                               128,391              127,128
                                                                                     1,955,337            1,954,075
                  Less: accumulated depreciation
                   and amortization                                                    714,495              675,845

                                                                                    $1,240,842           $1,278,230



                                               ECHO SPRINGS WATER CO., INC.

                                                        (UNAUDITED)

NOTE 4 -          OTHER ASSETS

                  Other assets at October 31, 1996 and January 31, 1997 are comprised of the following:


                                                                                        January             October
                                                                                       31, 1997            31, 1996

                  Water rights                                                         $205,000            $205,000
                  Accumulated amortization                                               34,748              33,529
                       Net deferred charges                                             170,252             171,471

                  Security deposits                                                      30,890              30,537
                  Deferred public offering costs                                         18,018              18,018

                                                                                       $219,160            $220,026


NOTE 5 -          INDEBTEDNESS

                  The Company is currently in default as to principal and interest on its debt and debentures except for advances payable to stockholder of $282,153 at October 31, 1996 and $302,153 at January 31, 1997.


NOTE 6 -          INCOME TAXES

                  The Company files a consolidated federal income tax return with its subsidiaries. As of January 31, 1997, the Company had net operating loss carryforwards in excess of $8,000,000 for financial as well as State and Federal tax purposes which expire in varying amounts beginning in 2004. All de ferred tax benefits from use of net operating loss carryfor wards are offset by valuation allowances.

                                               ECHO SPRINGS WATER CO., INC.

                                                        (UNAUDITED)

NOTE 7 -          GOING CONCERN

                  The Company sustained losses of $227,321 for the fiscal year ended October 31, 1996 and $147,721 for the three months ended January 31, 1997. The Company had deficit net worths of $296,036 at October 31, 1996 and $443,757 at January 31,
                  1997. In addition, the Company was in default on principal and interest payments on a substantial portion of its debt. These facts raise substantial doubt about the Company's ability to continue as a going concern. Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restruc ture long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable opera tions. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consolidated finan cial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

NOTE 8 -  SUBSEQUENT EVENTS

                  In February, 1997, the Company sold 600,000 shares of its common stock in private transactions at $1 per share for aggregate gross proceeds of $600,000.

                                               ECHO SPRINGS WATER CO., INC.

                                           MANAGEMENT'S DISCUSSION AND ANALYSIS

                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 FOR THE THREE MONTHS ENDED JANUARY 31, 1997 COMPARED WITH THE

                                            THREE MONTHS ENDED JANUARY 31, 1996


Net revenues decreased $80,646 (15.7%) to $432,741 for the three months ended January 31, 1997 ("1997") from $513,387 for the three months ended January 31, 1996 ("1996"). The $81,136 decrease in gross sales was due primarily to four factors. The 2.5-gallon sales fell by approximately $5,000 as this low-margin, low-volume product line was discontinued in July, 1996. Sales of one gallons, another low-margin product, decreased by approximately $16,000, largely due to a discon tinuance of service to one supermarket customer. Sales of allied products fell by approximately $21,000 due to reduced emphasis on this lower volume aspect of the business, primarily as a result of the reduction in the sales and marketing staff. The fourth contributing factor was a deliberate discontinuance of service to marginal custom ers as determined from a customer-by-customer review in setting up the new corporate computer system. The small improvements in credits and allowances and freight out were largely offset by reduced gains on unclaimed or lost customer deposits.

Cost of sales for 1997 was $188,795 (42.5% of gross sales) as compared to $219,661 (41.8% of gross sales) for 1996. This small percentage increase was caused primarily by an approximately $29,000 decrease in the equipment rental portion of gross sales as a result of the discon tinuance of service to marginal customers.

Selling, general and administrative expenses were $373,834 in 1997 as compared to $361,369 in 1996. A reduction in the sales and marketing staff in an effort to better concentrate on the current customer base resulted in an overall savings of approximately $12,000. However, delivery and warehouse costs increased approximately $6,000, primarily as a result of increased truck rental costs due to a larger number of rental vehicles in the corporate fleet, in order to improve the timeliness of product deliveries, combined with a 50% truck rental price increase in May, 1996. Further, general and administrative expenses rose by approximately $18,000. A small increase in adminis trative staff and expenses accounted for approximately $6,000. The investor relation costs of the debt-to-equity conversion and the reverse stock split amounted to another approximately $6,000 and the final factor was increased business development costs of approximately $6,000 to investigate new potential business investments.

Interest expense decreased from $57,358 in 1997 to $17,474 in 1996, primarily as a result of the October, 1996 debt-to-equity conversion. Amortization of other assets of $1,219 in 1997 and 1996 related to the amortization of water rights.

The net loss for 1997 increased by $22,701 from $125,020 in 1996 to $147,721 in 1997.

                                               ECHO SPRINGS WATER CO., INC.

                                           MANAGEMENT'S DISCUSSION AND ANALYSIS

                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                              LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash generated from sales, issuance of common stock, debentures, and installment debt, and borrowings from its officers.

During the three months ended January 31, 1997 and 1996, the Company had negative cash flows from operating activities of $54,973 and $96,720, respectively. Investing activities provided cash of $5,955 in 1997, primarily from collections on notes receivable, and used cash of $7,431 in 1996, primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of installment debt.

At January 31, 1997, the Company had a working capital deficiency of $2,056,878. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accoun tants that accompanies the Company's consolidated financial statements for the year ended October 31, 1996 states that there is a substantial doubt about the Company's ability to continue as a going concern.

Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. Such offering is expected to take place during Fiscal 1997. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assur ance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

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

                                               ECHO SPRINGS WATER CO., INC.

PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  There have been no new legal proceedings or material changes to legal proceedings during the period from those reported in the Company's Form 10-KSB for the year ended October 31, 1996.

ITEM 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits - Financial Data Schedule

                  b.  Reports on Form 8-K

                                 NONE

                                                        SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               ECHO SPRINGS WATER CO., INC.
                                                         (Issuer)



         By
                  Michael S. Rakusin
                  President


Dated:  March 17, 1997