Form 10QSB
period 1997-04-30
ECHO SPRINGS WATER CO INC
filed 1997-06-23
CIK 826144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended April 30, 1997.

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the transition period from
                       to              .

Commission file number 0-17872

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

            Class                    Outstanding at April 30, 1997

Common stock, $.0001 par value                       3,557,149 shares

Transitional Small Business Disclosure Format  Yes         No   X

                          ECHO SPRINGS WATER CO., INC.



                              Index to Form 10-QSB





                                                                     Page
                   Item                                              Number


PART I.  FINANCIAL INFORMATION                                      3

 Item 1.  Financial Statements:

         Consolidated balance sheets -
         April 30, 1997 and October 31, 1996                        3


         Consolidated statements of operations -
         Three months ended April 30, 1997 and 1996                 4

         Six months ended April 30, 1997 and 1996                   5

         Consolidated statements of cash flows -
         Six months ended April 30, 1997 and 1996                   6

         Notes to Consolidated Financial Statements                 7-9

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10-12

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                   13
         Item 5.  Other Events                                        13
         Item 6.  Exhibits and Reports on Form 8-K                    13

Signatures                                                            14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                               April 30,         October 31,
                                               1997              1996
Current Assets:
 Cash                                      $   51,543             $   44,631
 Accounts receivable - net of allowance
  for doubtful accounts of $15,000 in
  1997 and $14,000 in 1996                    250,505                 257,212
 Notes receivable, current portion             26,800                  26,010
 Inventories                                   31,424                  34,221
 Prepaid expenses                              58,774                  30,178
                                             ---------              ---------
         Total Current Assets                 419,046                  392,252

Notes receivable, net of current portion      146,268                  159,868

Property, plant and equipment - net         1,314,177                1,278,230

Other assets                                  257,584                  220,026
                                             ---------              ---------

         TOTAL ASSETS                       $2,137,075              $2,050,376
                                             =========              =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
 Current portion of debt                    $  280,000             $  552,153
 Debentures                                     50,000                 50,000
 Accounts payable and accrued expenses       1,523,601              1,513,582
 Customer deposits                             281,200                213,000
 Unearned revenues                              16,297                 17,677
                                             ---------              ---------
         Total Current Liabilities           2,151,098              2,346,412
                                             ---------              ---------

Shareholders' Equity (Deficiency):
 Common stock, $.0001 par, 75,000,000
  shares authorized; issued and
  outstanding 3,557,149 shares
  in 1997 and 2,907,149 shares in 1996         356                    291
 Additional paid-in capital              8,551,660              7,967,725
 Accumulated deficit                    (8,566,039)            (8,264,052)
                                        ---------              ---------
         Total Shareholders'
          Equity (Deficiency)              (14,023)              (296,036)
                                         ---------              ---------

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)            $2,137,075             $2,050,376
                                          =========              =========




The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)



                                         1997                        1996
                                         ----                        ----

Revenues:
 Gross sales                        $   507,755                 $   568,696
 Credits and allowances                 (63,525)                     (2,356)
 Freight out                            (10,839)                    (10,014)
 Other income                             3,831                      10,272
                                        ----------                  ----------
                                        437,222                     566,598
                                        ----------                  ----------

Costs and Expenses:
 Cost of sales                           180,568                     219,273
 Selling, general and
  administrative                         402,453                     372,133
 Interest                                  8,901                      58,223
 Amortization of other assets              1,219                       1,219
 Loss (gain) on sale of assets            (1,653)                     (2,160)
                                        ----------                  ----------
         Total Costs and Expenses        591,488                     648,688
                                       ----------                  ----------

Net loss                              $  (154,266)               $   (82,090)
                                        ==========                  ==========

Net loss per share                    $      (.04)              $      (.05)
                                        ==========                  ==========

Weighted average shares outstanding     3,540,482                   1,699,996
                                        ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)



                                           1997                        1996
                                           ----                        ----

Revenues:
 Gross sales                         $   952,231                 $ 1,094,308
 Credits and allowances                  (66,177)                     (6,675)
 Freight out                             (19,788)                    (22,065)
 Other income                              3,696                      14,417
                                         ----------                  ----------
                                          869,962                   1,079,985
                                         ----------                  ----------

Costs and Expenses:
 Cost of sales                             369,362                     438,933
 Selling, general and
  administrative                           776,287                     733,503
 Interest                                   26,375                     115,581
 Amortization of other assets                2,438                       2,438
 Loss (gain) on sale of assets              (2,513)                     (3,360)
                                         ----------                  ----------
         Total Costs and Expenses        1,171,949                    1,287,095
                                          ----------                  ----------

Net loss                               $  (301,987)                $  (207,110)
                                         ==========                  ==========

Net loss per share                    $      (.09)                $      (.12)
                                          ==========                  ==========

Weighted average shares outstanding       3,223,816                   1,679,996
                                         ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)

                                            1997                1996
                                           ----                ----
Operating Activities:
 Net loss                                 $(301,987)          $(207,110)
 Adjustments to reconcile net loss to
  net cash used by
  operating activities:
  Depreciation and amortization              82,588              76,243
  Loss (gain) on sale of assets              (2,513)             (3,360)
  Provision for doubtful accounts             1,000               3,000
  Changes in assets and liabilities -
   Accounts receivable                        5,707             (37,368)
   Inventories                                2,797               8,603
   Prepaid expenses                         (28,596)            (50,762)
   Other assets                             (28,752)               (693)
   Accounts payable and accrued
    expenses                                 10,019              21,934
   Customer deposits                         68,200              13,600
   Unearned revenues                         (1,380)            (29,884)
                                             --------            --------
         Net Cash Used by
          Operating Activities             (192,917)           (205,797)
                                            --------            --------

Investing Activities:
 Capital expenditures                      (125,559)            (18,595)
 Collections on notes receivable             12,810               8,437

 Proceeds from sale of assets                11,975               3,360
                                            --------            --------

         Net Cash Used by
          Investing Activities             (100,774)             (6,798)
                                            --------            --------

Financing Activities:
 Proceeds from issuance of
   common stock                              584,000              60,000
 Increase in installment debt                110,000             135,000
 Repayment of installment debt              (382,153)            (29,011)
 Deferred public offering costs              (11,244)
                                            --------
         Net Cash Provided
          by Financing Activities            300,603             165,989
                                            --------            --------

Net increase (decrease) in cash               6,912             (46,606)

Cash - beginning                             44,631              57,224
                                             --------            --------

CASH - ENDING                              $  51,543           $  10,618
                                            ========            ========

SUPPLEMENTAL INFORMATION:
 Cash paid for interest                    $  33,269           $   9,765

The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 -          SIGNIFICANT ACCOUNTING POLICIES
                  -------------------------------

                  BASIS OF PRESENTATION

                  The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The October 31, 1996 balance sheet data was derived from audited consolidated financial statements and together with the interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-KSB/A. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature neces sary for a fair statement of the results for interim peri ods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

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

                          ECHO SPRINGS WATER CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




NOTE 2 -          INVENTORIES
                  -----------

                  Inventories are valued at the lower of cost or market on the first-in, first-out basis and at October 31, 1996 and April 30, 1997 consist of the following:

                                                   April              October
                                                 30, 1997            31, 1996

                  Bottles                        $ 2,085             $ 1,722
                  Product held for sale           13,080              16,415
                  Supplies                        16,259              16,084
                                                  ------              ------
                                                  $31,424             $34,221
                                                  ======              ======

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated economic useful lives of the various asset groups of 5 - 40 years and consist of the following:
                                                  April               October
                                                  30, 1997            31, 1996
                  Land                            150,000           $  150,000
                  Buildings and improvements      362,298              362,298
                  Water coolers, bottles and
                   brewers                        976,517              918,730
                  Machinery and equipment         390,821              335,069
                  Vehicles                         60,500               60,850
                  Furniture and fixtures          126,393              127,128
                                                 ---------            ---------
                                                 2,066,529            1,954,075

                  Less: accumulated depreciation
                   and amortization               752,352              675,845
                                                ---------            ---------

                                                $1,314,177           $1,278,230
                                                 =========            =========

NOTE 4 -          OTHER ASSETS
                  ------------

                  Other assets at October 31, 1996 and April 30, 1997 are comprised of the following:
                                                    April             October
                                                   30, 1997           31, 1996
                  Water rights                    205,000             $205,000
                  Accumulated amortization         35,967               33,529
                                                  -------              -------
                       Net deferred charges        169,033              171,471
                  Security deposits                 59,289               30,537
                  Deferred public offering costs    29,262               18,018
                                                  -------              -------
                                                  $257,584             $220,026
                                                  =======              =======

                          ECHO SPRINGS WATER CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 5 -          INDEBTEDNESS
                  ------------

                  The Company is currently in default as to principal and interest on its debt and debentures except for advances payable to stockholder of $282,153 at October 31, 1996 and $60,000 at April 30, 1997. Although the debt is in default and therefore currently due, the debtholders have informally agreed to wait for payment until completion of the proposed public offering. (See Note 7).

NOTE 6 -          INCOME TAXES
                  ------------

                  The Company files a consolidated federal income tax return with its subsidiaries. At October 31, 1996, the estimated maximum amount of net operating loss carryforward available to reduce future taxable income is approximately $8,200,000, expiring from 2004 through 2010. Deferred tax benefits from the use of net operating loss carryforwards of approximately $2,780,000 are offset by a corresponding amount of valuation allowance since it is more likely than not that all or some portion of the defered tax asset will not be realized.

NOTE 7 -          GOING CONCERN
                  -------------

                  The Company sustained losses of $228,571 (before extraordi nary gain) for the fiscal year ended October 31, 1996 and $301,987 for the six months ended April 30, 1997. The Company had deficit net worths of $296,036 at October 31, 1996 and $14,023 at April 30, 1997. In addition, the Compa ny was in default on principal and interest payments on a substantial portion of its debt. These facts raise sub stantial doubt about the Company's ability to continue as a going concern. Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. The Company intends to use a protion of the proceeds of the proposed public offering to seek and consum mate acquisitions of companies in the bottled water and allied products business. No assurance can be given that the Company will be successful in identifying potential acquisitions or, if made, that such acquisitions will have a beneficial effect on the Company. The Company has no cur rent agreement to acquire any business or property, or intent to acquire any specific business or property. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operat ion for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE SIX MONTHS ENDED APRIL 30, 1997 COMPARED WITH THE

                         SIX MONTHS ENDED APRIL 30, 1996


Gross sales decreased $142,077 (13.0%) to $952,231 for the six months ended April 30, 1997 ("1997") from $1,094,308 for the six months ended April 30, 1996 ("1996"). Five-gallon sales to Aramark Corporation increased by approximately $73,000, primarily due to the Company's expansion into this customer's Pennsylvania locations. However, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately
$57,000, $37,000 and $47,000, respectively, largely due to a deliberate discontinuance of service to marginal customers and a lack of sales and marketing staff as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. The 2.5-gallon sales fell by approximately $12,000 as this low-margin, low-volume product line was discontinued in July, 1996. Sales of one gallons, another low-margin product, decreased by approxi mately $62,000, largely due to a discontinuance of service to one supermarket customer and the loss of one private label brand of one of the Company's distributors to supply competition. Credits and allowanc es increased by approximately $60,000 as a result of a half-price discount offered to Aramark for three months (March 10 through June 8, 1997) as an incentive to obtain their Pennsylvania business. Other income in 1996 included approximately $8,000 of discounts earned upon the renegotiation and settlement of two older payables, which event did not recur in 1997.

Cost of sales for 1997 was $369,362 (38.8% of gross sales) as compared to $438,933 (40.1% of gross sales) for 1996. This 1.3 percentage point improvement is comprised of a 3.0 percentage point gain due to the above-noted reductions in the sales of low-margin product lines, offset by a 1.7 percentage point increase caused by the above-noted decrease in the equipment rental portion of gross sales.

Selling, general and administrative expenses were $776,287 in 1997 as compared to $733,503 in 1996. Delivery and warehouse costs increased approximately $35,000, primarily due to start-up of the Pennsylvania operations plus a 50% truck rental price increase in May, 1996. Further, general and administrative expenses rose by approximately $32,000. Increased clerical costs accounted for approximately $14,000. The investor relation costs of the debt-to-equity conversion and the reverse stock split accounted for another approximately $9,000 and the final factor was increased business development costs of approximately $9,000 to investigate new potential business investments. These increases were offset by reduced selling costs of approximately $24,000. Bad debt expense decreased approximately $13,000, primarily as a result of the above-noted discontinuance of service to marginal customers. Reduced yellow page advertising accounted for another approximately $7,000. Third party commissions fell approximately $4,000 as a result of the above-noted reductions in sales of low-margin product lines.

Interest expense decreased from $115,581 in 1997 to $26,376 in 1996, primarily as a result of the October, 1996 debt-to-equity conversion. Amortization of other assets of $2,438 in 1997 and 1996 related to the amortization of water rights.

The net loss for 1997 increased by $94,877 from $207,110 in 1996 to $301,987 in 1997.

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED APRIL 30, 1997 COMPARED WITH THE

                        THREE MONTHS ENDED APRIL 30, 1996


Gross sales decreased $60,941 (10.7%) to $507,755 for the three months ended April 30, 1997 ("1997") from $568,696 for the three months ended April 30, 1996 ("1996"). Five-gallon sales to Aramark Corporation increased by approximately $58,000, primarily due to the Company's expansion into this customer's Pennsylvania locations. However, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately
$31,000, $16,000 and $18,000, respectively, largely due to a deliberate discontinuance of service to marginal customers and a lack of sales and marketing staff as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. The 2.5-gallon sales fell by approximately $7,000 as this low-margin, low-volume product line was discontinued in July, 1996. Sales of one gallons, another low-margin product, decreased by approximately $46,000, largely due to a discontinuance of service to one supermarket customer and the loss of one private label brand of one of the Company's distributors to supply competition. Credits and allowances increased by approximately $61,000 as a result of a half-price discount offered to Aramark for three months (March 10 through June 8, 1997) as an incentive to obtain their Pennsylvania business. Other income in 1996 included approximately $8,000 of discounts earned upon the renegotiation and settlement of two older payables, which event did not recur in 1997.

Cost of sales for 1997 was $180,568 (35.6% of gross sales) as compared to $219,273 (38.6% of gross sales) for 1996. This 3.0 percentage point improvement is comprised of a 4.4 percentage point gain due to the above-noted reductions in the sales of low-margin product lines, offset by a 1.4 percentage point increase caused by the above-noted decrease in the equipment rental portion of gross sales.

Selling, general and administration expenses were $402,453 in 1997 as compared to $372,133 in 1996. Delivery and warehouse costs increased approximately $28,000, primarily due to start-up of the Pennsylvania operations. Further, general and administrative expenses rose by approximately $14,000, largely due to increased clerical costs. These increases were offset by an approximate $12,000 decrease in bad debt expense, primarily as a result of the above-noted discontinuance of service to marginal customers.

Interest expense decreased from $58,223 in 1997 to $8,901 in 1996, primarily as a result of the October, 1996 debt-to-equity conversion. Amortization of other assets of $1,219 in 1997 and 1996 related to the amortization of water rights.

The net loss for 1997 increased by $72,176 from $82,090 in 1996 to $154,266 in 1997.

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

During the six months ended April 30, 1997 and 1996, the Company had negative cash flows from operating activities of $192,917 and $205,797, respectively. Investing activities used cash of $100,774 in 1997 and $6,798 in 1996, primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of common stock and installment debt.

At April 30, 1997, the Company had a working capital deficiency of $1,732,052. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company's Consolidated Financial Statements for the year ended October 31, 1996 states that there is a substantial doubt about the Company's ability to continue as a going concern.

As indicated in Note 5 to the accompanying Consolidated Financial Statements, certain of the Company's indebtedness is in default. Although the debt is in default and therefore currently due, the debtholders have informally agreed to wait for payment until completion of the proposed public offering noted below.

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

In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. Such offering is expected to take place during Fiscal 1997. The Company intends to use a portion of the proceeds of the proposed public offering to seek and consummate acquisitions of companies in the bottled water and allied products business. No assurance can be given that the company will be successful in identifying potential acquisitions or, if made, that such acquisitions will have a beneficial effect on the Company. The Company has no current agreement to acquire any business or property, or intent to acquire any specific business or property.

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

The Company has no plans or commitments for capital expenditures during the next twelve months other than the ordinary equipment purchases which are expected to be funded with additional installment debt. The Company is close to settling its prior years' unpaid payroll taxes and, upon agreement, intends to pay such amounts from additional borrowings.

The Company's business is subject to seasonal fluctuation, with summer being the busiest season and winter the slowest. To date, seasonality has not had any material effect on the Company's financial condition or results of operations.

                          ECHO SPRINGS WATER CO., INC.



PART II           OTHER INFORMATION


ITEM 1.           Legal Proceedings

                  There have been no new legal proceedings or material changes to legal proceedings during the period from those reported in the Company's Form 10-KSB/A for the year ended October 31, 1996.

ITEM 5.           Other Events

                  In March, 1997, Echo Springs Water Co., Inc. (the "Company") concluded a private placement of 50,000 shares of its common stock, par value $.0001 ("Common Stock") at $1.00 per share, for gross proceeds of 50,000.00 to one investor, an "ac credited investor" within the meaning of Regulation D of the Securities Act of 1933, as amended (the "Act"). The issu ance of the shares of Common Stock was exempt from the registration provision of the Act by reason of Section 4(2) thereof.

ITEM 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits - None

                  b.  Reports on Form 8-K

                  Report dated February 11, 1997 noted sale of 400,000 shares of common stock to private investors for $400,000 and sale of 200,000 shares of common stock pursuant to Regulation S for $200,000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          ECHO SPRINGS WATER CO., INC.
                                    (Issuer)



         By       /s/ Michael S. Rakusin
                  Michael S. Rakusin
                  President



Dated:  June 23, 1997

                          ECHO SPRINGS WATER CO., INC.

                             FINANCIAL DATA SCHEDULE

                     FOR THE SIX MONTHS ENDED APRIL 30, 1997





This  schedule  contains  summary  financial   information  extracted  from  the
financial statements for the six months ended April 30, 1997 and is qualified in its entirety by reference to such financial state ments.



Item #          Item Description                                Amount

5-02(1)         Cash and cash items                           $  51,543
5-02(2)         Marketable securities                                 0
5-02(3)(a)(1)   Notes and accounts receivable-trade             265,505
5-02(4)         Allowances for doubtful accounts                 15,000
5-02(6)         Inventory                                        31,424
5-02(9)         Total current assets                            419,046
5-02(13)        Property, plant and equipment                 2,066,529
5-02(14)        Accumulated depreciation                        752,352
5-02(18)        Total assets                                  2,137,075
5-02(21)        Total current liabilities                     2,151,098
5-02(22)        Bonds, mortgages and similar debt                     0
5-02(28)        Preferred stock-mandatory redemption                  0
5-02(29)        Preferred stock-no
                mandatory redemption                                  0
5-02(30)        Common stock                                         356
5-02(31)        Other stockholders' equity                       (14,379)
5-02(32)        Total liabilities and
                  stockholders' equity                         2,137,075
5-03(b)(1)(a)   Net sales of tangible products                   866,266
5-03(b)(1)      Total revenues                                   869,962
5-03(b)(2)(a)   Cost of tangible goods sold                      369,362
5-03(b)(2)      Total costs and expenses applicable
                      to sales and revenues                      369,362
5-03(b)(3)      Other costs and expenses                               0
5-03(b)(5)      Provision for doubtful
                      accounts and notes                               0
5-03(b)(8)      Interest and amortization
                       of debt discount                            26,375
5-03(b)(10)     Income before taxes and
                       other items                               (301,987)
5-03(b)(11)     Income tax expense                                      0
5-03(b)(14)     Income/loss continuing operations                       0
5-03(b)(15)     Discontinued operations                                 0
5-03(b)(17)     Extraordinary items                                     0
5-03(b)(18)     Cumulative effect-changes
                     in accounting principles                            0
5-03(b)(19)     Net income or loss                                (301,987)
5-03(b)(20)     Earnings per share-primary                            (.09)
5-03(b)(20)     Earnings per share-fully diluted                         0