Form 10KSB/A
period 1996-10-31
ECHO SPRINGS WATER CO INC
filed 1997-08-13
CIK 826144

VIA AIRBORNE EXPRESS

                                 August 12, 1997


Mr. H.  Christopher Owings
Assistant Director
United States Securities and
  Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

         RE: ECHO SPRINGS WATER CO., INC.
                (formerly Grudge Music Group, Inc.)
                Form 10-KSB/A submitted in paper April 23, 1997
                Form 10-QSB/A submitted in paper April 23, 1997
                Commission File No. 0-17872

Dear Mr. Owings:

On behalf of Echo Springs Water Co., Inc. (the "Company"), we enclose herewith amendments to Form 10-KSB/A and Form 10-QSB/A (filed in paper on April 23, 1997) in response to your Comment Letter of May 22, 1997.

In response to such Comment Letter, please note the following:

1. As noted in the Company's response letter of April 23, 1997 and as agreed with your Mr. Michael Smith via telephone on April 18, 1997, the Company filed its amended Forms 10- KSB and 10-QSB in response to your Comment Letter of March 28, 1997 in paper only and agreed to file such amended Forms formally via the Edgar System upon receipt of your agreement with and approval of our responses to such Comment Letter.

         In continuation of such procedure, first, we are sending this response letter via the Edgar System; second, we are sending hard copies of this response letter, Form 10-KSB/A and Form 10-QSB/A by overnight mail; and third, upon receipt of your agreement with and approval of our responses to your Comment Letter of May 22, 1997 (which we would appreciate at your earliest convenience so that we will be able to file our second quarter Form 10-QSB before its deadline of June 14, 1997), we will immediately file Form 10- KSB/A and Form 10-QSB/A formally via the Edgar System.

2. In order to substantiate accurate stock prices for the appropriate periods, the Company obtained, from National Quotation Bureau, LLC, a full listing of such prices for such periods and has revised the table at PART II, Item 5. on page 11 of Form 10-KSB/A to present the appropriate information as obtained.

         The Company's offer to convert debt and accrued interest thereon for shares of its Common Stock was dated June 4, 1996. The conversion value of the shares was $2.50 while the closing bid price (ie - the approximate market value) on that date was $2.125. Thus, the Company is reflecting, in its consolidated financial statements for the fiscal year ended October 31, 1996, an extraordinary gain of $328,950 [ie - 877,201 shares times ($2.50-$2.125)] on this transaction.

         This comment has been complied with. See pages 12, 14, 16, 18, 19, 20, 28, 29 and 30 of Form 10-KSB/A.

3. The Company originally issued 200,000 shares of its Common Stock valued at $25,000 to its President, Mr. Michael S. Rakusin in consideration for prior services rendered by Mr. Rakusin to the Company. However, the market value of such shares was in excess of the desired level of compensation. Therefore, the Company is reducing the number of shares to 10, 000 so that the market value of the shares ($26, 250) at the date of the award (September 30, 1996) more closely approximates the original intended value of the prior services.

     This comment has been complied with. See pages 12, 16, 18, 19, 20, 29, 31, 32 and 33 of Form 10-KSB/A.


Thank you for your attention to this matter. Kindly acknowledge receipt of the enclosed by stamping a copy of this letter and returning the same in the stamped, self-addressed envelope provided.

                                Yours very truly,

                                                       /s/David W. Sass
                                                       David W. Sass

Enclosures
cc: Michael S. Rakusin





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A



[x] Annual report pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934 ("Exchange Act") [Fee Required]

For the fiscal year ended October 31, 1996

[ ] Transition report pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _________ to __________


Commission file number 0-17872


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

The aggregate market value of the issuer's voting stock held as of December 31, 1996 by non-affiliates of the issuer, based upon the average of the closing bid and asked prices on that date, was approximately $4,866,900.

As at December 31, 1996, 2,907,149 shares of the issuer's Common Stock, $.0001 par value, were outstanding.


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


           The Company is highly dependent upon the Aramark Corporation ("Aramark"), one of the world's largest privately-held food service companies, for the Company's sales of five-gallon bottled water. For the fiscal year ended October 31, 1996, approximately $439,987 or 19.5% of gross sales was derived from Aramark. Although orders for sales have been received, there can be no assurance that commitments for any additional years will be awarded. The Company will continue to be dependent upon revenues from this source in the immediate future. The loss of this revenue source would have a material adverse impact upon the Company.

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

           The Company participates only in the non-sparkling, or still water market. Non-sparkling bottled water is currently distributed through office and home delivery, retail stores and vending machines. Within the non-sparkling segment, retail pricing generally reflects the costs associated with the maintenance of each distribution channel. As a result, bottled water delivered to the home or office has the highest per gallon price, with off-theshelf bottled water sold through retail channels having the next highest per gallon price and, finally, vended water, which has the lowest price per gallon.

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

           Substantially all of the Company's water coolers are purchased from the Cordley Temprite Division of Elkay Manufacturing. This supplier was selected based on its reputation in the cooler industry and its ability to meet delivery deadlines on a cost efficient basis. Since there are only a few large cooler manufacturers in the United States, the inability to obtain water coolers on satisfactory terms could have a material adverse effect on the Company' s business. The Company has not experienced any such problems. The Company also purchases certain allied products, such as coffee, tea and a wide variety of paper products from numerous vendors. The
Company believes there are sufficient vendors from which to obtain these products on competitive terms.

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


           The cost to the Company to comply with government regulation consists primarily of permits and water testing and amounted to approximately $28,000 for the fiscal year ended October 31, 1996.

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


           The Company entered into a 20-year lease with an unaffiliated landlord on September 14, 1994 for 41.686 acres of land located in the town of Edmeston, State of New York, on which are located two developed springs. The springs have a combined average capacity of approximately 58,000,000 gallons of water per year. The Company applied for and received approval from the New York State Department of Health to operate the springs on August 10, 1995. Based on the amended agreement of July 19, 1995, rent for the property is $.005 per gallon of water extracted for the first five years (with minimum rent of $300 per week) and $.01 per gallon for the following fifteen years with minimum rent of $600 per week). The Company has paid an additional rent of $21,000 during the first year. The Company has the right to build and operate a processing plant (which will become the property of the landlord) on the property in which case the rent will increase to $.015 per gallon extracted. The Company also has the right to terminate the lease without penalty after payment of rent aggregating $100,000 plus the additional $21,000 first year rent, and, in the event it has constructed a processing plant, the right to renew the lease for an additional 20-year term on terms to be agreed upon by the parties. The Company intends, as its needs require, to utilize the water from these springs in its business. The water can be utilized without construction of a plant and the Company has no immediate plans to build a plant on this property. Rent expense under this lease was $33,426 and $9,330 for the years ended October 31, 1996 and 1995, respectively.

           The Company's principal offices are in Kearny, New Jersey where it leases 23,000 square feet of office and warehouse space pursuant to a lease expiring in March, 1998. The Company pays a monthly rent of $5,495. The Company believes that its current facilities are adequate for its foreseeable needs.

Item 3. Legal Proceedings


           Kenneth T. Williams commenced two actions in March and April, 1994, and a third action in June, 1996 in the Supreme Court of the State of New York, County of Otsego, against certain parties, including the Company and certain of its subsidiaries and affiliates, seeking a one-half interest in the Company's land and facility located in Burlington, New York and $17,000,000 in damages.

           All three suits have been dismissed in their entirety except a claim, for an unspecified amount, that the Company and the other defendants have been unjustly enriched at Mr. Williams' expense. Due to Mr. Williams' failure to timely take proceedings for judgment against the Company, it is not clear whether this case will come to trial on the merits.

           Management is of the opinion that there is no material exposure to the Company and therefore, no provision has been made for any possible loss in the Company's consolidated financial statements.

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

                                                      PART II

Item 5.                    Market for Company's Common Equity and Related
                           Stockholder Matters



           The following table sets forth the high and low closing bid prices for the periods indicated as reported by the National Association of Securities Dealers Automated Quotation System (Nasdaq) between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

                                                     Low                        High


Calendar Year 1994*:


First Quarter                                        $ .78                      $3.91
Second Quarter                                         .78                       3.75
Third Quarter                                          .50                       3.50
Fourth Quarter                                         .78                       3.13


Calendar Year 1995*:


First Quarter                                          .50                       2.00
Second Quarter                                        1.50                       1.56
Third Quarter                                         1.25                       1.50
Fourth Quarter                                         .75                       1.25


Calendar Year 1996:


First Quarter*                                         .63                       1.25
Second Quarter*                                       1.00                       2.25
Third Quarter*                                        1.25                       3.00
Fourth Quarter                                        1.25                       2.75

-----------


*recalculated after reverse split

           At October 31, 1996, the Company had 318 holders of record of its Common Stock.

           The Company has paid no cash dividends on its Common Stock to date and it does not anticipate declaring or paying any cash dividends in the foreseeable future.



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


       Selling, general and administrative expenses were $1,483,147 (65.5% of net revenues) in Fiscal 1996 as compared to $1,542,160 (60.1% of net revenues) in Fiscal 1995. A significant reduction in the sales and marketing staff in an effort to better concentrate on the current customer base resulted in an overall savings of approximately $158,000. However, delivery costs increased approximately $49,000 primarily as a result of increased truck rental costs due to a larger number of rental vehicles in the corporate fleet, in order to improve the timeliness of product deliveries, combined with a 50% truck rental price increase in May, 1996. Further, warehouse costs increased approximately $21,000 due largely to increased cooler repair costs resulting from contracting such repairs to a third party professional. Lastly, general and administrative expenses rose by approximately $29,000, primarily as a result of approximately $26,000 of additional compensation to the President in the form of common shares issued in consideration of prior services.

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


       The net operating loss for Fiscal 1996 increased by $14,303 from $214,268 in Fiscal 1995 to $228,571 in Fiscal 1996. The net income for Fiscal 1996 was $100,379 after an extraordinary gain on debt restructuring of $328,950.

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


      The loss on sale of assets of $11,551 in Fiscal 1995 resulted primarily from the disposition of the property under litigation while the gain on sale of assets of $99,794 in Fiscal 1994 resulted primarily from the sale of the Utica operation (See Note 2 to Consolidated Financial Statements).


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


      In 1996, the Company completed a conversion of debt of $1,700,022 and accrued interest thereon of $492,984 for 877,201 (post 1-for-25 reverse split) shares of its Common Stock in conversion of $2,193,006 of indebtedness to thirteen (13) investors, each an "accredited investor" within the meaning of Regulation D of the Securities Act of 1933, as amended, realizing an extraordinary gain of $328,950 as indicated in Note 14 to the Consolidated Financial Statements.

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


      As indicated in Note 7 to the Consolidated Financial Statements, certain of the Company's indebtedness is in default. Although the debt is in default and therefore currently due, the debtholders have informally agreed to wait for payment until completion of the proposed public offering noted below.


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


      New Accounting Standards

         In October, 1995, the Financial Accounting Standards Board adopted Statement No. 123 (Accounting for Stock-Based Compensation), effective for fiscal years beginning after December 15, 1995. Under this Statement, companies can elect, but are not required, to recognize compensation expense for all stock-based awards, using a fair value methodology. The Company will implement the disclosures-only provisions as allowed by this Statement in fiscal 1997 and will continue to measure compensation expense in accordance with Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees).

         In March,  1995,  the  Financial  Accounting  Standards  Board  adopted
Statement No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), effective for fiscal years beginning after December 15, 1995. Management does not believe that adopting Statement No. 121 in fiscal 1997 will have a material effect on the Company's financial position.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         As discussed in Notes 13 and 14 to the consolidated financial statements, the Company's 1996 valuation of stock compensation previously reported at $25,000 has been revised to $26,250 and an extraordinary gain of $328,950 has been recorded on the conversion of debt and interest. These revisions were made subsequent to the issuance of the financial statements and the accompanying consolidated financial statements have been restated to reflect these corrections.



                                                CITRIN COOPERMAN & COMPANY, LLP


      New York, New York

      January 22, 1997, except for Notes 13 and 14, as to which the date is May 28, 1997

                                                ECHO SPRINGS WATER CO. INC.

                                                CONSOLIDATED BALANCE SHEET

                                AS AT OCTOBER 31,

                                                                                    1996                       1995
                                                                                   -----                      ----

                                     ASSETS
      Current Assets:
       Cash                                                                     $   44,631                $   57,224
       Accounts receivable - net of
        allowance for doubtful accounts
        of $14,000 in 1996 and $35,000 in 1995                                     257,212                   279,128
       Notes receivable, current portion                                            26,010                    22,380
       Inventories                                                                  34,221                    39,909
       Prepaid expenses                                                             30,178                    27,406
                                                                                 ---------                 ---------
         Total Current Assets                                                      392,252                   426,047

      Notes receivable, net of current portion                                     159,868                   157,857


      Property, plant and equipment - net                                        1,278,230                 1,395,090


      Other assets                                                                 220,026                   219,704
                                                                                 ---------                 ---------


         TOTAL ASSETS                                                           $2,050,376                $2,198,698
                                                                                 =========                 =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

      Current Liabilities:
       Current portion of debt                                                   $  552,153                 $  830,544
       Debentures                                                                    50,000                  1,325,000
       Accounts payable and accrued expenses                                      1,513,582                  2,242,578
       Customer deposits                                                            213,000                    211,900
       Unearned revenues                                                             17,677                     49,400
                                                                                    ---------                  ---------
   Total Current Liabilities                                                      2,346,412                  4,659,422

      Installment debt                                                                                           5,577

         Total Liabilities                                                        2,346,412                  4,664,999
                                                                                   ---------                  ---------


      Shareholders' Equity (Deficiency):
       Common stock, $.0001 par,

        75,000,000 shares authorized; issued
        and outstanding 2,907,149 shares in
        1996 and 1,659,996 shares in 1995                                               291                        166
       Additional paid-in capital                                                 7,967,725                  5,897,964
       Accumulated deficit                                                       (8,264,052)                (8,364,431)
                                                                                  ---------                    ---------

           Total Shareholders' Equity
            (Deficiency)                                                          (296,036)                  (2,466,301)
                                                                                   --------                    ---------
         TOTAL LIABILITIES AND SHARE-
          HOLDERS' EQUITY (DEFICIENCY)                                           $2,050,376                  $2,198,698
                                                                                   ==========                 =========


      See accompanying notes to consolidated financial statements.

                                                ECHO SPRINGS WATER CO. INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                         FOR THE YEARS ENDED OCTOBER 31,




                                                                    1996                                       1995
                                                                    ----                                       ----



      Revenues:
       Gross sales                                                   $2,252,968                         $2,606,488
       Credits and allowances                                           (12,734)                           (67,241)
       Freight out                                                      (43,154)                           (50,745)
       Other income                                                      67,622                             78,707
                                                                      ---------                          ---------

                                                                      2,264,702                          2,567,209
                                                                      ---------                          ---------


      Costs and Expenses:
       Cost of sales                                                    865,255                            978,901
       Selling, general and

        administrative                                                1,483,147                          1,542,160
       Interest                                                         189,782                            247,694
       Amortization of other

        assets                                                            4,876                              4,876
       Other expenses (income) - net                                    (78,400)                            (3,705)
       Loss (gain) on sale
        of assets                                                        28,613                             11,551
                                                                      ---------                          ---------

         Total Costs and

          Expenses                                                    2,493,273                          2,781,477
                                                                      ---------                          ---------
      Loss before extraordinary
         gain                                                          (228,571)                          (214,268)
      Gain on debt restructuring        328,950                                                           _________
                                      ---------

        Net income (loss)                                             $ 100,379                          $(214,268)
                                                                       ========                           ========


        Loss per share before
         extraordinary gain                                                (.12)                              (.13)
         Extraordinary gain per share                                       .17                          _________
                                                                       ---------

      Net income (loss) per share                                      $     .05                        $     (.13)
                                                                        ========                         =========


      Weighted average shares

       outstanding                                                    1,913,925                          1,659,996
                                                                      =========                          =========



      See accompanying notes to consolidated financial statements.

                           ECHO SPRINGS WATER CO. INC.

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                  FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995


                                                                                                                  Total
                                                         Common Stock                                         Shareholders'
                                                                           Paid-in         Accumulated           Equity
                                                 Shares       Amount       Capital           Deficit           (Deficiency)



      Balance at October 31,
       1994                                      1,659,996       $166      $5,897,964        $(8,150,163)        $(2,252,033)

      Net loss                                                                                  (214,268)           (214,268)
                                                ---------         --- ------------------            ----------         ---------

      Balance at October 31,
       1995                                       1,659,996       166      5,897,964          (8,364,431)         (2,466,301)

      Shares issued upon
       conversion of debt

       and interest                                  877,201        88      1,863,968                               1,864,056
      Shares purchased                                   (48)                    (420)                                   (420)
      Shares issued to

       officer under

       agreement                                       10,000         1        26,249                                  26,250
      Shares sold                                     360,000        36       179,964                                 180,000
      Net income                                                                                 100,379              100,379
                                                    ---------         ---          ---------            ---------           --------


      Balance at

       October 31, 1996                             2,907,149      $291     $7,967,725        $(8,264,052)         $ (296,036)
                                                    =========         ===          =========            ==========         =========




      See accompanying notes to consolidated financial statements.

                                                ECHO SPRINGS WATER CO. INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31,

                                                                                          1996                     1995
                                                                                          ----                     ----

      Operating Activities:

       Net income (loss)                                                                $ 100,379               $(214,268)
       Adjustments to reconcile
        net income (loss) to net cash used
        by operating activities -
        Extraordinary gain                                                              (328,950)
        Depreciation and amortization                                                    156,096                  139,245
         Loss on sale of assets                                                           28,814                   11,551
         Provision for doubtful accounts                                                 (21,000)                   8,000
         Stock issued for compensation                                                    26,250

        Changes in assets and liabilities -

         Accounts receivable                                                              20,166                  (11,832)
          Inventories                                                                      5,688                    7,376
          Prepaid expenses                                                                (2,772)                 (11,643)
          Other assets                                                                    11,450                      512
          Accounts payable and accrued expenses                                         (236,012)                 (75,640)
          Customer deposits                                                                1,100                   18,900
          Unearned revenues                                                              (31,723)                 (11,900)
                                                                                       ---------                 --------

           Net Cash Used By Operating
           Activities                                                                   (270,514)                (139,699)
                                                                                       ---------                 --------

      Investing Activities:
       Capital expenditures                                                              (68,409)                 (85,210)
       Collections on notes receivable                                                    18,479                   23,342
       Proceeds from sale of assets                                                        5,235                   13,687
                                                                                       ---------                 --------
         Net Cash Used By Investing
         Activities                                                                      (44,695)                 (48,181)
                                                                                       ---------                 --------

      Financing Activities:
       Proceeds from issuance of common stock                                            180,000
       Purchase of common stock                                                             (420)
       Increase in installment debt                                                      312,153                  124,336
       Repayment of installment debt                                                    (171,099)                (127,056)
       Deferred public offering costs                                                    (18,018)
                                                                                       ---------
         Net Cash Provided
         (Used) By Financing Activities                                                  302,616                   (2,720)
                                                                                       ---------                 --------

      Net decrease in cash                                                               (12,593)                (190,600)

      Cash - beginning                                                                    57,224                  247,824
                                                                                       ---------                 --------

      CASH - ENDING                                                                   $   44,631                $  57,224
                                                                                       =========                 ========

      Supplemental Cash Flow Information:
       Interest paid                                                                  $   45,292                $  20,071
       Conversion of accounts
        receivable to notes receivable                                                    22,750
       Conversion of other assets to
        notes receivable                                                                   1,370
       Conversion of debt and interest

        to common stock, net of extraordinary
        gain of $328,950                                                               1,864,056


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

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NOTE 1 -             BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                           --------------------------------------------
                           (CONTINUED)


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

                Financial Instruments and Credit Risks The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value. However, it was not practicable to estimate the fair value of other financial instruments principally, installment debt and debentures - because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

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


      NOTE 2 -             NOTES RECEIVABLE
                           ----------------


                In efforts to consolidate operations, in January, 1994, the Company sold its commercial and residential water distribution business in Utica and related assets, with a book value of $120,467, to an unrelated party for $225,000 and realized a gain on the sale of $104,533. As part of the sales agreement, the new operation will purchase bottled water from the Company for three years. The purchase price was satisfied with two notes. The first note is for $50,000 without interest, which will be converted to a three-year, 6% term loan upon repayment of the second note unless repaid sooner. The second note was renegotiated in 1996 with the inclusion of approximately $24,000 of accounts receivable and other assets owed to the Company and is now payable at $2,788 per month, including interest at 6%, through June, 2001. Note payments continue to be received by the Company in accordance with payment terms and no provision for uncollectible amounts is required at this time. Sales of bottled water to the new company in 1996 and 1995 amounted to $49,233 and $39,924, respectively.



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


                The Company entered into a 20-year lease with an unaffiliated landlord on September 14, 1994 for 41.686 acres of land located in the town of Edmeston, State of New York, on which are located two developed springs. The springs have a combined average capacity of approximately 58,000,000 gallons of water per year. The Company applied for and received approval from the New York State Department of Health to operate the springs on August 10, 1995. Based on the amended agreement of July 19, 1995, rent for the property is $.005 per gallon of water extracted for the first five years (with minimum rent of $300 per week) and $.01 per gallon for the following fifteen years (with minimum rent of $600 per week). The Company has paid an additional rent of $21,000 during the first year. The Company has the right to build and operate a processing plant (which will become the property of the landlord) on the property in which case the rent will increase to $.015 per gallon extracted. The Company also has the right to terminate the lease without penalty after payment of rent aggregating $100,000 plus the additional $21,000 first year rent, and, in the event it has constructed a processing plant, the right to renew the lease for an additional 20-year term on terms to be agreed upon by the parties. The Company intends, as its needs require, to utilize the water from these springs in its business. The water can be utilized without construction of a plant and the Company has no immediate plans to build a plant on this property. Rent expense under this lease was $33,426 and $9,330 for the years ended October 31, 1996 and 1995, respectively.

      NOTE 6 -             CAPITAL AND OPERATING LEASES (CONTINUED)
                           ----------------------------------------

                Minimum future lease payments are:

                                                                                              Operating Leases
                Fiscal year ending October 31,                                     Office        Equipment            Land
                ------------------------------                                     ------        ---------            ----
                1997                                                              $65,943          $34,020        $ 15,600
                1998                                                               27,476           24,720          15,600
                1999                                                                                24,720          15,600
                2000                                                                                 6,180          19,500
                2001                                                                                                31,200
                2002 and thereafter                                                                                429,000
                                                                                   ------           ------         -------
                Total minimum payments                                            $93,419          $89,640        $526,500
                                                                                   ======           ======         =======

      NOTE 7 -             INDEBTEDNESS
                           ------------
                                                                                                   1996              1995
                                                                                                   ----              ----
                Installment Debt

                Secured time note, with interest at 9.0%,  payable in 36 monthly installments  of $954  including  interest.  Final  installment originally due April 1997, repaid
                 in 1996.                                                                      $                 $ 15,119

                Secured time notes, at 12.0%,
                 payable in 36 monthly installments
                 of $6,072 including interest                                                                      57,509

                Advance payable to shareholder

                 with interest at 12% (d)                                                       282,153            60,000


                Capitalized lease obligations                                                                       8,471

                Notes payable with interest at 18%
                 due December 31, 1995 (c) (*)                                                  150,000           300,022

                Notes payable with interest at 7%
                 due December 31, 1995 (b) (*)                                                                    275,000

                Mortgage note payable, with 8.0%
                 interest payable quarterly,
                 principal due December 1993 (a) (*)                                            120,000           120,000
                                                                                                -------           -------

                           TOTAL DEBT                                                           552,153           836,121


                           CURRENT PORTION                                                      552,153           830,544
                                                                                                -------           -------

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


                (b) Echo Springs Water Company, Inc., a company formed for the purposes of a proposed merger and public offering in 1994, borrowed $300,000 under a promissory note dated August 24, 1994. The loan bears interest at 7% and principal and interest are payable December 31, 1995. As additional consideration for the loan, Echo Springs Water Company, Inc. was to issue 25,000 shares of its common stock to the note holder. In October 1994, $25,000 of the borrowing was repaid. The debt was assumed by the Company under the same terms as with the note holder upon failure of the proposed merger and public offering and, in 1996, such debt and related interest was converted to common stock of the Company.


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


                (d) Michael S. Rakusin, the President, a Director and principal shareholder of the Company, advances funds to the Company for working capital purposes. Such advances increase and decrease as funds are needed and available. Interest expense on such loans for the fiscal years ended October 31, 1996 and 1995 amounted to $18,428 and $7,062, respectively.



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
                                                                                             ======             =========





                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NOTE 7 -             INDEBTEDNESS (CONTINUED)
                           ------------------------

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

      NOTE 9 -                                             COMMON STOCK
                                                           ------------

                On October 1, 1996, the stockholders approved a 1-for-25 reverse stock split of the outstanding shares of common stock of the Company. The par value, $.0001, and authorized shares, 75,000,000, were not changed. The then outstanding common stock of 50,499,910 shares were converted to 2,019,996 shares of common stock. All references in the accompanying financial statements to the number of common shares and per share amounts give effect to the reverse stock split.

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

      NOTE 10-                                         INCOME TAXES


                At October 31, 1996, the estimated maximum amount of net operating loss carryforward available to reduce future taxable income is approximately $8,200,000, expiring from 2004 through 2010. Deferred tax benefits from the use of net operating loss carryforwards of approximately $2,780,000 are offset by a corresponding amount of valuation allowance since it is more likely than not that all or some portion of the deferred tax asset will not be realized.

                Taxes (benefits) that would have been provided for the year ended October 31, 1996 on the loss before extraordinary gain and the extraordinary gain of approximately $(77,800) and $111,800, respectively, have been offset by corresponding changes in the valuation allowance.

                The approximate amounts of net operating loss carryforward and the year of expiration are as follows:

                                             Amount                            Year of Expiration

                                            $ 460,000                                 2004
                                            1,160,000                                 2005
                                            1,600,000                                 2006
                                            2,000,000                                 2007
                                            1,050,000                                 2008
                                            1,730,000                                 2009
                                              200,000                                 2010



      NOTE 11-                                       LITIGATION


                The Company and its affiliates are defendants in actions involving a dispute concerning title to the Company's land and facility located in Burlington, New York ("Property") in which the plaintiff seeks a one-half interest in the Property and $17,000,000 in damages. All three suits have been dismissed in their entirety except a claim, for an unspecified amount, that the Company and the other defendants have been unjustly enriched at Mr. Williams' expense. Due to Mr. Williams' failure to timely take proceedings for judgment against the Company, it is not clear whether this case will come to trial on the merits. Management is of the opinion that there is no material exposure to the Company and therefore, no provision has been made for any possible loss in the accompanying consolidated financial statements.


      NOTE 12-                                       GOING CONCERN


                For the year ended October 31, 1996, the Company sustained a loss before extraordinary gain of $228,571 and at October 31, 1996 had a working capital deficiency of $1,954,160, an accumulated deficit of $8,264,052 and deficit net worth of $296,036. In addition, the Company was in default on principal and interest payments on a substantial portion of its debt. These facts raise substantial doubt about the Company's ability to continue as a going concern. Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. The Company intends to use a portion of the proceeds of the proposed public offering (Note
                14) to seek and consummate acquisitions of companies in the bottled water and allied products business. No assurance can be given that the Company will be successful in identifying potential acquisitions or, if made, that such acquisitions will have a beneficial effect on the Company. The Company has no current agreement to acquire any business or property, or intent to acquire any specific business or property. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.


      NOTE 13-  EMPLOYMENT AGREEMENT


                In October, 1996, Michael S. Rakusin, the President, a Director and principal shareholder of the Company, entered into a three-year employment agreement with the Company, effective upon completion of the proposed public offering. There is no renewal option. The agreement provides for, among other things, an annual salary of $120,000 and a non-competition clause during the term of his employment by the Company and for one year following the termination of such employment.

                On September 30, 1996, the Company issued 200,000 shares of its common stock at a value of $25,000 ($.125 per share) to Mr. Rakusin in consideration for prior services rendered by Mr.
                Rakusin to the Company. Subsequent to the issuance of the consolidated financial statements, the valuation of the share price was reevaluated and the accompanying consolidated financial statements have been restated to reflect the market value of the shares at $2.625 per share and a reduction in the number of shares to 10,000 for a total consideration of $26,250. The $26,250 has been charged to compensation for the year ended October 31, 1996, increasing the previously reported loss by $1,250.


         NOTE 14 - PROPOSED PUBLIC OFFERING


                In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. As part of the negotiations, on June 4, 1996, the Company asked their lenders to convert outstanding debt and unpaid interest thereon into shares of common stock of the Company at a conversion ratio of $2.50 per share, the then estimated fair market value of the shares. The lenders converted $1,700,022 of outstanding principal and unpaid interest of $492,984, which was converted to 877,201 shares of common stock. Subsequent to the issuance of the consolidated financial statements, the valuation of the share price was reevaluated and the accompanying consolidated financial statements have been restated to reflect the market value of the shares at $2.125 per share resulting in an extraordinary gain on the restructuring of the debt of $328,950. This transaction will reduce future interest expense by approximately $173,000 per year.

      Item 8.    Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure.

         None.
                                                       PART III

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

         Edward J. Metzger joined the Company in July, 1992 as Vice President Operations. He was elected a Director in October, 1996.
         From 1988 to July, 1992, he was Senior Vice President of Berkshire Springs of N.J., Inc. (doing business as Stony Brook Spring Water) in charge of all operations, including routes, customer service, cooler repair and warehouse activities. The assets of Berkshire were acquired by the Company in July, 1992.

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


      Summary Compensation Table


Name and Principal                                                             Long-Term Compensation
Position                                       Annual Compensation                 Awards Payouts
                                      Other
                                                                 Annual      Restricted                                   All Other
                                                                Compen-         Stock          Options/        LTIP        Compen-
                                 Year      Salary      Bonus     sation       Award(s)           SARs        Payouts        sation
                                 ----      ------      -----     ------       --------           ----        -------        ------

Michael S. Rakusin               1996         $80,200    -         -              -               -             -         $26,250(1)
  President

                                 1995         $81,288    -         -              -               -             -             -

                                 1994         $87,006    -         -              -               -             -             -


Edward J. Metzger                1996         $80,200    -         -              -               -             -             -
  Vice President
                                 1995         $83,000    -         -              -               -             -             -

                                 1994        $104,200    -         -              -               -             -             -





      (1) On September 30, 1996, the Company issued 10,000 shares of its Common Stock valued at $26,250 ($2.625 per share) to Mr. Michael S. Rakusin, the President, a Director and principal shareholder of the Company in consideration for prior services rendered by Mr. Rakusin to the Company.



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


         Michael S. Rakusin, the President, a Director and principal shareholder of the Company, has entered into a three-year employment agreement with the Company in October, 1996 which will commence on the closing of the proposed public offering. There is no renewal option. The agreement provides for, among other things, an annual salary of $120,000 and a non-competition clause during the term of his employment by the Company and for one (1) year following the termination of such employment.

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

      Name and Address            Number of Shares
      of Beneficial Owner(1)   Owned Beneficially(2)        Percentage


      Michael S. Rakusin            237,759(3)                8.1%


      Edward J. Metzger               6,800                   0.2%

      Frank A. LaSala                 1,920                   0.1%

      ESWC, Inc.
      149 Main Street
      Cooperstown,

      NY  11326                     210,243                    7.2%


      H.T. Ardinger, Jr.
      9040 Governors Row

      Dallas, TX 75247              398,127                   13.7%


      William Heim
      8845 South Pleasant

      Chicago, IL 60620             273,133                   9.4%




      Robert Moody, Jr.
      601 Moody National
         Bank Tower

      Galveston, TX 77550            205,323                  7.1%


      Robert P. Gillings
      7423 Ridge Boulevard

      Brooklyn, NY 11209             290,000                 10.0%


      All Officers and
      Directors as a

      Group (three persons)         246,479(3)                8.4%


      --------------

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


      Item 12.             Certain Relationships and Related Transactions


      On September 30, 1996, the Company issued 10,000 shares of its Common Stock valued at $26,250 ($2.625 per share) to Mr. Michael S. Rakusin, the President, a Director and principal shareholder of the Company in consideration for prior services rendered by Mr. Rakusin to the Company.


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

      Official Exhibit

      Number                  Description                        Page Number

      [3] (a)                 Certificate of Incorporation
                              and all amendments thereto

      [3] (b)                 By-Laws

      [4]                     Form of Common Stock Certificate


      [10]                    Form of Employment Agreement with Michael S.
                              Rakusin


      [27]              Financial Data Schedule

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Echo Springs Water Co., Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


      Dated:    June    , 1997


                                  ECHO SPRINGS WATER CO., INC.


                                  By: /s/ Michael S. Rakusin
                                      Michael S. Rakusin
                                    President

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the issuer and in the capacities and on the date indicated:


 Name                                  Titles                      Date





      /s/ Michael S. Rakusin   President and Director             June   , 1997
      Michael S. Rakusin       Principal Executive,

                               Operating and Financial
                               Officer




      /s/ Edward J. Metzger    Vice President, Secretary          June   , 1997
      Edward J. Metzger        and Director



      /s/ Frank A. LaSala      Director                           June   , 1997
      Frank A. LaSala

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Echo Springs Water Co., Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


      Dated:   June    , 1997


                                  ECHO SPRINGS WATER CO., INC.


                                  By: ________________________
                               Michael S. Rakusin
                                      President


         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


      Name                              Titles                      Date




      _____________________    President and Director           June   , 1997
      Michael S. Rakusin       Principal Executive,

                               Operating and Financial
                               Officer


      ______________________   Vice President, Secretary        June    , 1997
      Edward J. Metzger        and Director


      _______________________  Director                         June    , 1997
      Frank A. LaSala


GE>





                                                       UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C.  20549


                                                       FORM 10-QSB/A



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


Commission file number 01-17872


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

            Class                    Outstanding at February 28, 1997


Common stock, $.0001 par value                              3,507,149 shares


Transitional Small Business Disclosure Format   Yes                     No   X

                                               ECHO SPRINGS WATER CO., INC.



                                                   Index to Form 10-QSB





                                                                         Page
                   Item                                                  Number

PART I.  FINANCIAL INFORMATION                                            3

 Item 1.  Financial Statements:

         Consolidated balance sheets -
         January 31, 1997 and October 31, 1996                            3

         Consolidated statements of operations -
         Three months ended January 31, 1997 and 1996                     4

         Consolidated statements of cash flows -
         Three months ended January 31, 1997 and 1996                     5

         Notes to Consolidated Financial Statements                     6-9

         Management's Discussion and Analysis of Financial

          Condition and Results of Operations                         10-12


PART II.          OTHER INFORMATION


         Item 1.  Legal Proceedings                                      13
         Item 6.  Exhibits and Reports on Form 8-K                       13

Signatures                                                               14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                               ECHO SPRINGS WATER CO., INC.

                                                CONSOLIDATED BALANCE SHEET
                                                        (UNAUDITED)

                                                          ASSETS

                                                                                      January 31,           October 31,
                                                                                         1997                   1996
Current Assets:
 Cash                                                                                 $   15,613             $   44,631
 Accounts receivable - net of allowance
  for doubtful accounts of $14,000 in
  1997 and in 1996                                                                       234,191                257,212
 Notes receivable, current portion                                                        26,402                 26,010
 Inventories                                                                              26,845                 34,221
 Prepaid expenses                                                                         76,363                 30,178
                                                                                       ---------              ---------
         Total Current Assets                                                            379,414                392,252

Notes receivable, net of current portion                                                 153,119                159,868

Property, plant and equipment - net                                                    1,240,842              1,278,230

Other assets                                                                             219,160                220,026
                                                                                       ---------              ---------

         TOTAL ASSETS                                                                 $1,992,535             $2,050,376
                                                                                       =========              =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
 Current portion of debt                                                              $  572,153             $  552,153
 Debentures                                                                               50,000                 50,000
 Accounts payable and accrued expenses                                                 1,581,407              1,513,582
 Customer deposits                                                                       215,600                213,000
 Unearned revenues                                                                        17,132                 17,677
                                                                                       ---------              ---------
         Total Current Liabilities                                                     2,436,292              2,346,412
                                                                                       ---------              ---------

Shareholders' Equity (Deficiency):
 Common stock, $.0001 par, 75,000,000

  shares authorized; issued and
  outstanding 2,907,149 shares
  in 1997 and 1996                                                                           291                    291
 Additional paid-in capital                                                            7,967,725              7,967,725
 Accumulated deficit                                                                  (8,411,773)            (8,264,052)
                                                                                       ---------              ---------

         Total Shareholders'
          Equity (Deficiency)                                                           (443,757)              (296,036)
                                                                                       ---------              ---------

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)                                                         $1,992,535             $2,050,376
                                                                                       =========              =========




The accompanying notes are an integral part of these consolidated financial statements.

                                               ECHO SPRINGS WATER CO., INC.

                                           CONSOLIDATED STATEMENT OF OPERATIONS

                                          FOR THE THREE MONTHS ENDED JANUARY 31,
                                                        (UNAUDITED)


                                                                                    1997                        1996
                                                                                    ----                        ----

Revenues:
 Gross sales                                                                 $    444,476                 $   525,612
 Credits and allowances                                                            (2,652)                     (4,319)
 Freight out                                                                       (8,949)                    (12,051)
 Other income                                                                        (134)                      4,145
                                                                               ----------                  ----------
                                                                                  432,741                     513,387
                                                                               ----------                  ----------

Costs and Expenses:
 Cost of sales                                                                    188,795                     219,661
 Selling, general and
  administrative                                                                  373,834                     361,369
 Interest                                                                          17,474                      57,358
 Amortization of other assets                                                       1,219                       1,219
 Loss (gain) on sale of assets                                                       (860)                     (1,200)
                                                                               ----------                  ----------
         Total Costs and Expenses                                                 580,462                     638,407
                                                                               ----------                  ----------

Net loss                                                                      $  (147,721)                $  (125,020)
                                                                               ==========                  ==========

Net loss per share                                                            $      (.05)                $      (.08)
                                                                               ==========                  ==========


Weighted average shares outstanding                                             2,907,149                   1,659,996
                                                                               ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.

                                               ECHO SPRINGS WATER CO., INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                          FOR THE THREE MONTHS ENDED JANUARY 31,
                                                        (UNAUDITED)



                                                                                         1997                1996
                                                                                         ----                ----

Operating Activities:
 Net loss                                                                            $(147,721)          $(125,020)
 Adjustments to reconcile net loss to
  net cash used by
  operating activities:
  Depreciation and amortization                                                         39,869              37,667
  Loss (gain) on sale of assets                                                           (860)             (1,200)
  Provision for doubtful accounts                                                                          (10,000)
  Changes in assets and liabilities -
   Accounts receivable                                                                  23,021               2,551
   Inventories                                                                           7,376               4,637
   Prepaid expenses                                                                    (46,185)            (66,923)
   Other assets                                                                           (353)               (531)
   Accounts payable and accrued
    expenses                                                                            67,825              77,601
   Customer deposits                                                                              2,600      8,100
   Unearned revenues                                                                      (545)            (23,602)
                                                                                      --------            --------
         Net Cash Used by
          Operating Activities                                                         (54,973)            (96,720)
                                                                                      --------            --------

Investing Activities:
 Capital expenditures                                                                   (1,262)            (13,668)
 Collections on notes receivable                                                         6,357               5,037
 Proceeds from sale of assets                                                              860               1,200
                                                                                      --------            --------
         Net Cash Provided (Used) by
          Investing Activities                                                           5,955              (7,431)
                                                                                      --------            --------

Financing Activities:
 Increase in installment debt                                                           20,000              75,000
 Repayment of installment debt                                                                             (22,742)
                                                                                      --------            --------
         Net Cash Provided by
      Financing Activities                                                              20,000              52,258
                                                                                      --------            --------

Net decrease in cash                                                                   (29,018)            (51,893)

Cash - beginning                                                                        44,631              57,224
                                                                                      --------            --------

CASH - ENDING                                                                        $  15,613           $   5,331
                                                                                      ========            ========

SUPPLEMENTAL INFORMATION:
 Interest paid                                                                       $     927           $   1,262


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

                                               ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)




NOTE 2 -          INVENTORIES
                  -----------

                  Inventories are valued at the lower of cost or market on the first-in, first-out basis and at October 31, 1996 and January 31, 1997 consist of the following:

                                                  January              October
                                                   31, 1997            31, 1996

Bottles                                           $ 2,168             $ 1,722
Product held for sale                              12,672              16,415
Supplies                                           12,005              16,084
                                                  ------              ------
                                                  $26,845             $34,221
                                                   ======              ======

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated economic useful lives of the various asset groups of 5 - 40 years and consist of the following:
                                                  January               October
                                                  31, 1997             31, 1996

Land                                            $  150,000           $  150,000
Buildings and improvements                         362,298              362,298
Water coolers, bottles and
      brewers                                      918,730              918,730
Machinery and equipment                            335,068              335,069
Vehicles                                            60,850               60,850
Furniture and fixtures                             128,391              127,128
                                                 ---------            ---------
                                                 1,955,337            1,954,075

        Less: accumulated depreciation
          and amortization                         714,495              675,845
                                                ---------            ---------
                                                $1,240,842           $1,278,230
                                                =========            =========

                                               ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)

NOTE 4 -          OTHER ASSETS
                  ------------

                  Other assets at October 31, 1996 and January 31, 1997 are comprised of the following:

                                                 January             October
                                                 31, 1997            31, 1996
                  Water rights                   $205,000            $205,000
                  Accumulated amortization         34,748              33,529
                                                   -------             -------
                       Net deferred charges       170,252             171,471

                  Security deposits                30,890              30,537
                  Deferred public offering costs   18,018              18,018
                                                   -------             -------

                                                  $219,160            $220,026
                                                  =======             =======


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



NOTE 6 -          INCOME TAXES
                  ------------


                  The Company files a consolidated federal income tax return with its subsidiaries. At October 31, 1996, the estimated maximum amount of net operating loss carryforward available to reduce future taxable income is approximately $8,200,000, expiring from 2004 through 2010. Deferred tax benefits from the use of net operating loss carryforwards of approximately $2,780,000 are offset by a corresponding amount of valuation allowance since it is more likely than not that all or some portion of the deferred tax asset will not be realized.

                                               ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)

NOTE 7 -          GOING CONCERN
                  -------------


                  The Company sustained losses of $228,571 (before extraordi nary gain) for the fiscal year ended October 31, 1996 and $147,721 for the three months ended January 31, 1997. The Company had deficit net worths of $296,036 at October 31, 1996 and $443,757 at January 31, 1997. In addition, the Company was in default on principal and interest payments on a substantial portion of its debt. These facts raise sub stantial doubt about the Company's ability to continue as a going concern. Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. The Company intends to use a portion of the proceeds of the proposed public offering to seek and consum mate acquisitions of companies in the bottled water and allied products business. No assurance can be given that the Company will be successful in identifying potential acquisitions or, if made, that such acquisitions will have a beneficial effect on the Company. The Company has no cur rent agreement to acquire any business or property, or intent to acquire any specific busines or property. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in opera tion for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.


NOTE 8 -  SUBSEQUENT EVENTS

                  In February, 1997, the Company sold 600,000 shares of its common stock in private transactions at $1.00 per share for aggregate gross proceeds of $600,000.

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


As indicated in Note 5 to the accompanying Consolidated Financial Statements, certain of the Company's indebtedness is in default. Although the debt is in default and therefore currently due, the debtholders have informally agreed to wait for payment until comple tion of the proposed public offering noted below.


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


In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. Such offering is expected to take place during Fiscal 1997. The Company intends to use a portion of the proceeds of the proposed public offering to seek and consummate acquisitions of companies in the bottled water and allied products business. No assurance can be given that the Company will be successful in identi fying potential acquisitions or, if made, that such acquisitions will have a beneficial effect on the Company. The Company has no current agreement to acquire any business or property, or intent to acquire any specific business or property.


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

                                               ECHO SPRINGS WATER CO., INC.
                                                         (Issuer)



         By
                  Michael S. Rakusin
                  President



Dated: June    , 1997

                          ECHO SPRINGS WATER CO., INC.

                             FINANCIAL DATA SCHEDULE

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1997





This  schedule  contains  summary  financial   information  extracted  from  the
financial statements for the three months ended January 31, 1997 and is qualified in its entirety by reference to such financial statements.



Item #                          Item Description                                                                Amount

5-02(1)                         Cash and cash items                                                           $   15,613
5-02(2)                         Marketable securities                                                             - 0 -
5-02(3)(a)(1)                   Notes and accounts receivable-trade                                               248,191
5-02(4)                         Allowances for doubtful accounts                                                   14,000
5-02(6)                         Inventory                                                                          26,845
5-02(9)                         Total current assets                                                              379,414
5-02(13)                        Property, plant and equipment                                                   1,955,337
5-02(14)                        Accumulated depreciation                                                          714,495
5-02(18)                        Total assets                                                                    1,992,535
5-02(21)                        Total current liabilities                                                       2,436,292
5-02(22)                        Bonds, mortgages and similar debt                                                 - 0 -
5-02(28)                        Preferred stock-mandatory redemption                                              - 0 -
5-02(29)                        Preferred stock-no
                                 mandatory redemption                                                             - 0 -
5-02(30)                        Common stock                                                                          310
5-02(31)                        Other stockholders' equity                                                       (444,067)
5-02(32)                        Total liabilities and
                                 stockholders' equity                                                           1,992,535
5-03(b)(1)(a)                   Net sales of tangible products                                                    432,875
5-03(b)(1)                      Total revenues                                                                    432,741
5-03(b)(2)(a)                   Cost of tangible goods sold                                                       188,795
5-03(b)(2)                      Total costs and expenses applicable
                                 to sales and revenues                                                            188,795
5-03(b)(3)                      Other costs and expenses                                                          - 0 -
5-03(b)(5)                      Provision for doubtful
                                 accounts and notes                                                               - 0 -
5-03(b)(8)                      Interest and amortization
                                 of debt discount                                                                  17,474
5-03(b)(10)                     Income before taxes and
                                 other items                                                                     (147,721)
5-03(b)(11)                     Income tax expense                                                                - 0 -
5-03(b)(14)                     Income/loss continuing operations                                                 - 0 -
5-03(b)(15)                     Discontinued operations                                                           - 0 -
5-03(b)(17)                     Extraordinary items                                                               - 0 -
5-03(b)(18)                     Cumulative effect-changes
                                 in accounting principles                                                         - 0 -
5-03(b)(19)                     Net income or loss                                                               (147,721)
5-03(b)(20)                     Earnings per share-primary                                                          (0.05)
5-03(b)(20)                     Earnings per share-fully diluted                                                  - 0 -

                                                        - 15 -