Form 10QSB
period 1997-07-31
ECHO SPRINGS WATER CO INC
filed 1997-09-10
CIK 826144

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended July 31, 1997.

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

            Class                    Outstanding at July 31, 1997

Common stock, $.0001 par value             3,557,149 shares

Transitional Small Business Disclosure Format  Yes         No   X

                          ECHO SPRINGS WATER CO., INC.



                              Index to Form 10-QSB





Page
                   Item                                                                                           Number


PART I.  FINANCIAL INFORMATION                                                                                       3

 Item 1.  Financial Statements:

         Consolidated balance sheets -
         July 31, 1997 and October 31, 1996                                                                          3

         Consolidated statements of operations -
         Three months ended July 31, 1997 and 1996                                                                   4

         Nine months ended July 31, 1997 and 1996                                                                    5

         Consolidated statements of cash flows -
         Nine months ended July 31, 1997 and 1996                                                                    6

         Notes to Consolidated Financial Statements                                                                 7-9

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                      10-12

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                 13
         Item 5.  Other Events                                                                                      13
         Item 6.  Exhibits and Reports on Form 8-K                                                                  13

Signatures                                                                                                          14


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                     July 31,             October 31,
                                                                                     1997                   1996
Current Assets:
 Cash                                                                                $   27,501             $   44,631
 Accounts receivable - net of allowance
  for doubtful accounts of $5,000 in
  1997 and $14,000 in 1996                                                               287,723                257,212
 Notes receivable, current portion                                                        27,204                 26,010
 Inventories                                                                              31,213                 34,221
 Prepaid expenses                                                                         35,876                 30,178
                                                                                       ---------              ---------
         Total Current Assets                                                            409,517                392,252

Notes receivable, net of current portion                                                 139,313                159,868

Property, plant and equipment - net                                                    1,318,516              1,278,230

Other assets                                                                             261,353                220,026
                                                                                       ---------               --------

         TOTAL ASSETS                                                                 $2,128,699             $2,050,376
                                                                                       =========              =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
 Current portion of debt                                                              $  457,000             $  552,153
 Debentures                                                                               47,000                 50,000
 Accounts payable and accrued expenses                                                 1,395,867              1,513,582
 Customer deposits                                                                       313,700                213,000
 Unearned revenues                                                                        15,762                 17,677
                                                                                       ---------              ---------
         Total Current Liabilities                                                     2,229,329              2,346,412
                                                                                       ---------              ---------

Shareholders' Equity (Deficiency):
 Common stock, $.0001 par, 75,000,000
  shares authorized; issued and
  outstanding 3,557,149 shares
  in 1997 and 2,907,149 shares in 1996                                                       356                    291
 Additional paid-in capital                                                            8,551,660              7,967,725
 Accumulated deficit                                                                  (8,652,646)            (8,264,052)
                                                                                       ---------              ---------
         Total Shareholders'
          Equity (Deficiency)                                                           (100,630)              (296,036)
                                                                                       ---------              ---------

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)                                                         $2,128,699             $2,050,376
                                                                                       =========              =========




The accompanying notes are an integral part of these consolidated financial statements.





                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)



                                                                                   1997                        1996
                                                                                   ----                        ----

Revenues:
 Gross sales                                                                   $  593,087                    $   604,174

 Credits and allowances                                                           (49,321)                        (2,528)

 Freight out                                                                      (13,024)                       (10,796)

 Other income                                                                       7,940                         29,015
                                                                                  ---------                    ----------

                                                                                  538,682                        619,865
                                                                                ---------                  ----------


Costs and Expenses:
 Cost of sales                                                                    193,295                       222,780

 Selling, general and
  administrative                                                                  420,341                       360,792

 Interest                                                                          10,434                      51,434

 Amortization of other assets                                                       1,219                       1,219

 Other (income) expenses - net                                                       -                         (1,016)

 Gain on sale of assets                                                              -                         (1,875)
                                                                                ---------                  ----------

         Total Costs and Expenses                                                 625,289                     633,334
                                                                                ---------                  ----------


Net loss                                                                        $ (86,607)               $   (13,469)
                                                                                 ---------                  ==========


Net loss per share                                                             $     (.02)                $      (.01)
                                                                                =========                  ==========


Weighted average shares outstanding                                             3,557,149                   1,979,996
                                                                                =========                  ==========









The accompanying notes are an integral part of these consolidated financial statements.







                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)



                                                                                   1997                       1996
                                                                                   ----                       ----

Revenues:
 Gross sales                                                                  $1,545,318                    $ 1,698,482

 Credits and allowances                                                          (115,498)                     (9,203)

 Freight out                                                                     (32,812)                    (32,861)

 Other income                                                                     11,636                      43,433
                                                                                   ---------              ----------

                                                                                1,408,644                   1,699,851
                                                                                ---------                  ----------


Costs and Expenses:
 Cost of sales                                                                     562,657                  661,714

 Selling, general and
  administrative                                                                 1,196,628                1,094,294

 Interest                                                                          36,809                     167,016

 Amortization of other assets                                                       3,657                       3,657

 Other (income) expenses - net                                                       -                         (1,016)

 Gain on sale of assets                                                            (2,513)                     (5,235)
                                                                                ---------                  ----------

         Total Costs and Expenses                                               1,797,238                   1,920,430
                                                                                ---------                  ----------


Net loss                                                                         $ (388,594)               $  (220,579)
                   =========                                                   ==========


Net loss per share                                                             $     (.12)                $      (.12)
                                                                                =========                  ==========


Weighted average shares outstanding                                             3,334,927                   1,779,996
                                                                                =========                  ==========









The accompanying notes are an integral part of these consolidated financial statements.











                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                                                         1997                   1996
                                                                                         ----                   ----
Operating Activities:
 Net loss                                                                            $(388,594)             $(220,579)

 Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization                                                       127,149                115,836

   Gain on sale of assets                                                               (2,513)                (5,235)

   Provision for doubtful accounts                                                      (9,000)               (16,000)

   Changes in assets and liabilities -
    Accounts receivable                                                                (21,511)               (36,996)

    Inventories                                                                           3,008                8,594

    Prepaid expenses                                                                    (5,698)               (18,780)

    Other assets                                                                     (31,416)                   11,450

    Accounts payable and
     accrued expenses                                                                 (117,715)               (45,739)

    Customer deposits                                                                  100,700                 22,500

    Unearned revenues                                                                   (1,915)               (30,815)
                                                                                      --------               --------

         Net Cash Used by
          Operating Activities                                                        (347,505)              (215,764)
                                                                                      --------               --------


Investing Activities:
 Capital expenditures                                                                 (173,240)               (46,983)

 Collections on notes receivable                                                        19,361                 10,149

 Proceeds from sale of assets                                                           11,975                  5,235
                                                                                      --------               --------

         Net Cash Used
          by Investing Activities                                                     (141,904)               (31,599)
                                                                                      --------               --------


Financing Activities:
 Proceeds from issuance
  of common stock                                                                      584,000                180,000
 Increase in debt                                                                      287,000                190,000

 Repayment of debt                                                                    (385,153)              (166,493)

 Deferred public offering costs                                                        (13,568)                  -
                                                                                      --------               -----
         Net Cash Provided by





      Financing Activities                                                             472,279                203,507
                                                                                      --------               --------


Net decrease in cash                                                                   (17,130)               (43,856)


Cash - beginning                                                                        44,631                 57,224
                                                                                      --------               --------


CASH - ENDING                                                                        $  27,501              $  13,368
                                                                                      ========               ========


SUPPLEMENTAL INFORMATION:
 Cash paid for interest                                                              $  34,523              $  11,959

 Conversion of accounts receivable
  to notes receivable                                                                     -                    22,750

 Conversion of other assets
  to notes receivable                                                                     -                     1,370



The accompanying notes are an integral part of these consolidated financial statements.

                                                         - 8 -

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

                          ECHO SPRINGS WATER CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




NOTE 2 -          INVENTORIES
                  -----------

                  Inventories are valued at the lower of cost or market on the first-in, first-out basis and at October 31, 1996 and July 31, 1997 consist of the following:

                                                 July                  October
                                                31, 1997               31, 1996

                  Bottles                        $ 1,969                $ 1,722
                  Product held for sale           16,526                 16,415
                  Supplies                        12,718                 16,084
                                                 ------                 ------
                                                 $31,213                $34,221

                                                  ======                 ======

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated economic useful lives of the various asset groups of 5 - 40 years and consist of the following:

                                                                                        July                   October
                                                                                      31, 1997                31, 1996
                  Land                                                              $  150,000              $  150,000
                  Buildings and improvements                                           362,298                 362,298
                  Water coolers, bottles and
                   brewers                                                           1,024,198                 918,730
                  Machinery and equipment                                              390,821                 335,069
                  Vehicles                                                              60,500                  60,850
                  Furniture and fixtures                                               126,393                 127,128
                                                                                     ---------               ---------
                                                                                     2,114,210               1,954,075

                  Less: accumulated depreciation
                   and amortization                                                    795,694                 675,845
                                                                                     ---------               ---------

                                                                                    $1,318,516              $1,278,230

                                                                                 =========               =========


NOTE 4 -          OTHER ASSETS
                  ------------

                  Other assets at October 31, 1996 and July 31, 1997 are comprised of the following:

                                                                                        July                   October
                                                                                      31, 1997                31, 1996
                  Water rights                                                        $205,000                $205,000
                  Accumulated amortization                                              37,186                  33,529
                                                                                       -------                 -------
                       Net deferred charges                                            167,814                 171,471
                  Security deposits                                                     61,953                  30,537
                  Deferred public offering costs                                        31,586                  18,018
                                                                                       -------                 -------
                                                                                      $261,353                $220,026
                                                                                       =======                 =======


                          ECHO SPRINGS WATER CO., INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 5 -          INDEBTEDNESS
                  ------------

                  The Company is currently in default as to principal and interest on its debt and debentures except for advances payable to stockholder of $282,153 at October 31, 1996 and $137,000 plus $100,000 of 8% notes payable at July 31, 1997.
                  Although the debt is in default and therefore currently due, the debtholders have informally agreed to wait for payment until completion of the proposed public offering. (See Note
                  7).

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

NOTE 7 -          GOING CONCERN
                  -------------

                  The Company sustained losses of $228,571 (before extraordi nary gain) for the fiscal year ended October 31, 1996 and $388,594 for the nine months ended July 31, 1997. The Company had deficit net worths of $296,036 at October 31, 1996 and $100,630 at July 31, 1997. In addition, the Compa ny was in default on principal and interest payments on a substantial portion of its debt. These facts raise sub stantial doubt about the Company's ability to continue as a going concern. Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. The Company intends to use a protion of the proceeds of the proposed public offering to seek and consum mate acquisitions of companies in the bottled water and allied products business. No assurance can be given that the Company will be successful in identifying potential acquisitions or, if made, that such acquisitions will have a beneficial effect on the Company. The Company has no cur rent agreement to acquire any business or property, or intent to acquire any specific business or property. The Company believes that these factors provide meaningful evidence as to the Company's ability to continue in operat ion for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

                                                 ECHO SPRINGS WATER CO., INC.

                                           MANAGEMENT'S DISCUSSION AND ANALYSIS

                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE NINE MONTHS ENDED JULY 31, 1997 COMPARED WITH THE

                                                NINE MONTHS ENDED JULY 31, 1996


Gross sales decreased $153,164 (9.0%) to $1,545,318 for the nine months ended July 31, 1997 ("1997") from $1,698,482 for the nine months ended July 31, 1996 ("1996"). Five-gallon sales to Aramark Corporation increased by approximately $175,000, due to increased sales of approxi mately $38,000 to their continuing New York and New Jersey operations plus the Company's expansion into this customer's Pennsylvania loca tions, which accounted for the remaining approximately $137,000. However, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $77,000, $48,000 and $56,000, respectively, largely due to a deliberate discon tinuance of service to marginal customers and a lack of sales and marketing staff as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. The 2.5-gallon sales fell by approxi mately $17,000 as this low-margin, low-volume product line was discon tinued in July, 1996. Sales of one gallons and one quarts, other low-margin products, decreased by approximately $124,000 and $4,000, largely due to a discontinuance of service to one supermarket customer and the loss of one of the Company's distributors which has completed its own bottling facility. Credits and allowances increased by approximately $106,000 as a result of a half-price discount offered to Aramark for three months (March 10 through June 8, 1997) as an incentive to obtain their Pennsylvania business. Other income in 1996 included approximate ly $32,000 of discounts earned upon the renegotiation and settlement of five older payables, which event did not recur in 1997.

Cost of sales for 1997 was $562,657 (36.4% of gross sales) as compared to $661,714 (39.0% of gross sales) for 1996. This 2.6 percentage point improvement is comprised of a 4.0 percentage point gain due to the above-noted reductions in the sales of low-margin product lines, offset by a 1.4 percentage point increase caused by the above-noted decrease in the equipment rental portion of gross sales.

Selling, general and administrative expenses were $1,196,628 in 1997 as compared to $1,094,294 in 1996. Delivery and warehouse costs increased approximately $70,000, primarily due to start-up of the Pennsylvania operations plus a 50% truck rental price increase in May, 1996. Further, general and administrative expenses rose by approximately $50,000. Increased clerical costs accounted for approximately $26,000. The investor relation costs of the debt-to-equity conversion and the reverse stock split accounted for another approximately $9,000 and the final factor was increased business development costs of approximately $13,000 to investigate new potential business investments. These increases were offset by reduced selling costs of approximately $18,000. Reduced yellow page advertising accounted for approximately $10,000. Third party commissions fell approximately $7,000 as a result of the above-noted reductions in sales of low-margin product lines.

Interest expense decreased from $167,016 in 1996 to $36,809 in 1997, primarily as a result of the October, 1996 debt-to-equity conversion. Amortization of other assets of $3,657 in 1997 and 1996 related to the amortization of water rights.

The net loss for 1997 increased by $168,015 from $220,579 in 1996 to $388,594 in 1997.

                                                 ECHO SPRINGS WATER CO., INC.

                                           MANAGEMENT'S DISCUSSION AND ANALYSIS

                               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FOR THE THREE MONTHS ENDED JULY 31, 1997 COMPARED WITH THE

                                               THREE MONTHS ENDED JULY 31, 1996


Gross sales decreased $11,087 (1.8%) to $593,087 for the three months ended July 31, 1997 ("1997") from $604,174 for the three months ended July 31, 1996 ("1996"). Five-gallon sales to Aramark Corporation increased by approximately $102,000, due to increased sales of approxi mately $12,000 to their continuing New York and New Jersey operations plus the Company's expansion into this customer's Pennsylvania loca tions, which accounted for the remaining approximately $90,000. However, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $19,000, $11,000 and $9,000, respectively, largely due to a deliberate discon tinuance of service to marginal customers and a lack of sales and marketing staff as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. The 2.5-gallon sales fell by approxi mately $5,000 as this low-margin, low-volume product line was discontin ued in July, 1996. Sales of one gallons and one quarts, other low-margin products, decreased by approximately $63,000 and $5,000, largely due to a discontinuance of service to one supermarket customer and the loss of one of the Company's distributors which has completed its own bottling facility. Credits and allowances increased by approximately $47,000 as a result of a half-price discount offered to Aramark for three months (March 10 through June 8, 1997) as an incentive to obtain their Pennsylvania business. Other income in 1996 included approximate ly $24,000 of discounts earned upon the renegotiation and settlement of three older payables, which event did not recur in 1997.

Cost of sales for 1997 was $193,295 (32.6% of gross sales) as compared to $222,780 (36.9% of gross sales) for 1996. This 4.3 percentage point improvement is comprised of a 5.3 percentage point gain due to the above-noted reductions in the sales of low-margin product lines, offset by a 1.0 percentage point increase caused by the above-noted decrease in the equipment rental portion of gross sales.

Selling, general and administration expenses were $420,341 in 1997 as compared to $360,792 in 1996. Delivery and warehouse costs increased approximately $36,000, primarily due to start-up of the Pennsylvania operations plus a 50% truck rental price increase in May, 1996. Further, general and administrative expenses rose by approximately $18,000, largely due to increased clerical and professional costs and business development. In addition, selling costs increased by approxi mately $6,000 due to the lack in 1997 of the bad debt expense credit which arose in 1996.

Interest expense decreased from $51,434 in 1996 to $10,434 in 1997, primarily as a result of the October, 1996 debt-to-equity conversion. Amortization of other assets of $1,219 in 1997 and 1996 related to the amortization of water rights.

The net loss for 1997 increased by $73,138 from $13,469 in 1996 to $86,607 in 1997.

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

During the nine months ended July 31, 1997 and 1996, the Company had negative cash flows from operating activities of $347,505 and $215,764, respectively. Investing activities used cash of $141,904 in 1997 and $31,599 in 1996, primarily for the acquisition of property and equip ment. The Company has financed its operating and investing activities during these periods primarily through the issuance of common stock and installment debt.

At July 31, 1997, the Company had a working capital deficiency of $1,819,812. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company's Consolidated Financial Statements for the year ended October 31, 1996 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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

                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits - None

                  b.  Reports on Form 8-K - None

                                                          SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 ECHO SPRINGS WATER CO., INC.
                                                           (Issuer)



         By
                  Michael S. Rakusin
                  President



Dated:  September   , 1997