Form 10KSB
period 1997-10-31
ECHO SPRINGS WATER CO INC
filed 1998-02-11
CIK 826144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[x] Annual report pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934 ("Exchange Act") [Fee Required]

For the fiscal year ended October 31, 1997

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

Issuer's telephone number: (973) 465-5151

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

The issuer's net revenues for its most recent fiscal were $1,917,444.

The aggregate market value of the issuer's voting stock held as of December 31, 1997 by non-affiliates of the issuer, based upon the average of the closing bid and asked prices on that date was approximately $3,520,100.

As at December 31, 1997 3,822,149 shares of the issuer's Common Stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes       .  No  X  .

                                                      PART I

           This Form 10-KSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified in this Form 10-KSB and as may be identified from time to time in the Company's future filings with the SEC.


Item 1. Description of Business

Introduction

           Echo Springs Water Co., Inc. and its wholly-owned subsidiaries, RG Water Company, Inc. and Berkshire Acquisition Company, Inc. (collectively referred to as the "Company"), is engaged in bottling and distributing its non-sparkling 100% natural spring water through its established sales and distribution network to its existing base of approximately 4,000 customers located in the New York City Metropolitan area, New Jersey, upstate New York, eastern Pennsylvania (including the Greater Philadelphia area) and northern Delaware. The Company markets its 100% natural spring water under its brand name "Echo Springs" and also under certain private labels for third party distribution. The Company bottles its drinking water at its NSF International ("NSF") "Certified Bottling Facility" from naturally free-flowing springs at the source on the Company's property in Burlington, New York. The Company also leases water coolers to its commercial and residential customers and sells allied products such as coffee, tea and a wide assortment of paper products, primarily to its commercial accounts.

           The Company's products are marketed and sold primarily by its in-house staff. The Company also provides installation and service for its leased coolers and other equipment, such as brewers and refrigerators.

           The Company is highly dependent upon the Aramark Corporation ("Aramark"), one of the world's largest privately-held food service companies, for the Company's sales of five-gallon bottled water. For the fiscal year ended October 31, 1997, approximately $714,828 or 34.7% of gross sales was derived from Aramark. Although orders for sales have been received, there can be no assurance that commitments for any additional years will be awarded. The Company will continue to be dependent upon revenues from this source in the immediate future. The loss of this revenue source would have a material adverse impact upon the Company.


History of the Company

           The Company, formerly Grudge Music Group, Inc., was incorporated in New York in 1985 for the purpose of engaging in the music recording business. Due to continuing losses from operations, the Company discontinued its music business in 1990.

           In 1991 and 1992, the Company commenced its bottled water business through the acquisition of two companies. In December, 1991, the Company completed the acquisition of the assets of Echo Springs Water Co., Inc. (now known as ESWC, Inc.), consisting of its present spring water source and a fully-automated natural spring water bottling facility located in Burlington, New York.

           In July, 1992, the Company acquired the assets of Berkshire Springs of New Jersey, Inc., a distribution company that leased water coolers and sold water and other allied products to both commercial and residential customers in the State of New Jersey.


The Bottled Water Market

           The bottled water market comprises three major segments: non-sparkling, sparkling and imported water.

           * Non-sparkling, or still, water contains no carbonation and is consumed as an "alternative to tap water." Non-sparkling water is generally distributed directly to homes and offices, through retail outlets and through vending machines.
                           Distinctions are often made among brands of non-sparkling water based on their source, level of mineral content and the method of purification (ozonation, distillation, deionization or reverse osmosis).

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

           The Company participates only in the non-sparkling, or still, water market. Non-sparkling bottled water is currently distributed through office and home delivery, retail stores and vending machines. Within the non-sparkling segment, retail pricing generally reflects the costs associated with the maintenance of each distribution channel. As a result, bottled water delivered to the home or office has the highest per-gallon price, with off-the-shelf bottled water sold through retail channels having the next highest per-gallon price and, finally, vended water, which has the lowest per-gallon price.

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

Products

           The Company's natural spring water is sold in two bottle sizes: one-gallon high-density polyethylene bottles and five-gallon polycarbonate recyclable containers. Water sold under the "Echo Springs" brand is packaged in both one-gallon and five-gallon bottles, as is private label water. Private label sales have not been significant to date.

           In addition, the Company leases water coolers and sells a wide variety of allied products, including regular and decaffeinated coffee, coffee creamers, sugar, soups and a wide assortment of paper products such as hot and cold cups, and plastic utensils. To date, revenues from such allied products have not been significant.

Suppliers

           The Company purchases all of its coolers and bottle and plastic cap requirements from major vendors, including Elkay
Manufacturing Company, Package Material Corp. and Portola
Packaging, Inc. In the past, the Company has experienced delays from time to time in obtaining an adequate supply of these materials due to its vendors' inability to meet demand. While such delays have become less frequent, there can be no assurance that the Company will not experience similar delays in the future. To date, such delays have not had a material adverse effect on operations.

           Substantially all of the Company's water coolers are purchased from the Cordley Temprite Division of Elkay Manufacturing Company. This supplier was selected based on its reputation in the cooler industry and its ability to meet delivery deadlines on a cost-efficient basis. Since there are only a few large cooler manufacturers in the United States, the inability to obtain water coolers on satisfactory terms could have a material adverse effect on the Company's business. The Company has not experienced any such problems. The Company also purchases certain allied products, such as coffee, tea and a wide variety of paper products from numerous vendors. The Company believes there are sufficient vendors from which to obtain these products on competitive terms.

Marketing and Distribution

           The Company markets its "Echo Springs" brand as a 100% pure natural spring water. The Company believes that this distinguishes its water from many of its competitors' water, many of which sell either filtered municipal tap water or purified water. To date, the Company has focused its marketing and sales efforts in the New York City Metropolitan area, New Jersey, upstate New York, eastern Pennsylvania (including the Greater Philadelphia area) and northern Delaware, which it believes offers a substantial market for growth. If the Company is successful in further penetrating this market, of which there can be no assurance, it intends to expand its marketing and sales focus to the northeastern United States. The Company sells all of its products through its own in-house staff. The Company sells its products to offices, other commercial establishments, residential customers and third party distributors. The Company distributes its bottled water and allied products from its Kearny, New Jersey warehouse by means of its fleet of ten leased trucks. The Company distributes its bottled water from its Cherry Hill, New Jersey warehouse by means of two leased trucks. The Company also leases a tractor and three trailers for delivery to its Kearny and Cherry Hill warehouses and to certain third party distributors.

Seasonality

           In the beverage industry, sales typically increase in the second and third calendar quarters. In order to help minimize the impact of seasonality on sales in the future, the Company will seek to expand its distribution of allied products by increasing its marketing of such products to its bottled water customers.

Competition

           The bottled water market is highly competitive. The Company competes in the non-sparkling segment of the bottled water market directly with other office delivery water companies and indirectly with companies that provide water vending machines and with off-the-shelf marketers. The Company's water products compete not only with other bottled water products but also with other types of beverages, including soft drinks, coffee, beer, wine and fruit juices. The Company competes with vended water and off-the-shelf marketers on the basis of
(1) quality, (2) taste, (3) the convenience of on-site delivery, and (4) the features offered by the water dispenser (i.e. the ability to have heated, chilled or room temperature water, depending on the type of dispenser rented). Such competition includes bottlers and distributors of water products, several of which are more experienced and have greater financial and management resources than the Company and have established proprietary trademarks, distribution facilities and bottling facilities.

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

Employees

           As of December 31, 1997, the Company employed thirty-one people, five in production, sixteen in distribution, and ten in management and administration. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

Government Regulation

           The United States Food and Drug Administration ("FDA") regulates bottled water as a food. Accordingly, the Company's bottled water must meet FDA standards for manufacturing practices and chemical and biological purity. Furthermore, these standards undergo a continuous process of revision. The labels affixed to the bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods.

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

           The cost to the Company to comply with government regulation consists primarily of permits and water testing and amounted to approximately $25,000 for the fiscal year ended October 31, 1997.

           The Company currently has all required approvals and believes that its bottling facilities are in substantial compliance with all applicable government regulations.

Item 2. Description of Properties

           The Company owns its principal facility which consists of 150 acres of land located in Burlington, New York, on which there is located a processing facility consisting of 7,200 square feet and seven springs, of which three are completed and in operation. The Burlington facility was built, and bottling equipment installed, in 1990. The Company also leases property in Edmeston, New York. Although the Company has no present plans to develop the four uncompleted springs, in order to do so it would be necessary to landscape the area, cap the springs, run an underground pipe from the springs to the bottling facility and obtain approval from the New York State Department of Health. The Company estimates that this process would take three to four months to complete. Until developed, management is not able to estimate the additional capacity that these springs would provide.

           The current production capacity of the bottling facility per eight-hour shift is 1,400,000 four-pack crates per year of one-gallon bottles or 1,100,000 five-gallon bottles per year, which exceeds the Company's projected needs for the foreseeable future. The plant currently operates one shift per day, five days per week, representing approximately 25% of capacity.

           The Company draws its water from three developed natural springs at Burlington and from its two rented springs at Edmeston. The Company's Burlington water sources flow at an average rate of 26 gallons per minute. The Edmeston springs (described below) have average flow rates of 50 and 60 gallons per minute. The Company believes that its water is clean, refreshing and lightly mineralized.

           As the Company controls its natural spring water sources, it is not vulnerable to unanticipated factors which might otherwise arise if its was dependent upon outside-owned sources. However, natural occurrences beyond the control of the Company, including, but not limited to, drought, which prevents the natural springs from recharging themselves, and other occurrences, such as contamination of the springs or failure of the water supply to comply with all applicable governmental requirements for mineral and chemical concentration, could have a material adverse effect on the business of the Company.

           The Company entered into a 20-year lease with an unaffiliated landlord on September 14, 1994 for 41.686 acres of land located in the town of Edmeston, State of New York, on which are located two developed springs. These two springs have a combined average capacity of approximately 58,000,000 gallons of water per year. The Company applied for and received approval from the Department of Health to operate the springs on August 10, 1995. Based on the amended agreement of July 19, 1995, rent for the property is $.005 per gallon of water extracted for the first five years (with minimum rent of $300 per week) and $.01 per gallon for the following fifteen years (with minimum rent of $600 per week). The Company has paid an additional rent of $21,000 during the first year. The Company has the right to build and operate a processing plant (which will become the property of the landlord) on the property, in which case the rent will increase to $.015 per gallon extracted. The Company also has the right to terminate the lease without penalty after payment of rent aggregating $100,000 plus the additional $21,000 first-year rent, and, in the event it has constructed a processing plant, the right to renew the lease for an additional 20-year term on terms to be agreed upon by the parties. The Company intends, as its needs require, to utilize the water from these springs in its business. The water can be utilized without construction of a plant and the Company has no immediate plans to build a plant on this property. Rent expense under this lease was $19,661 and $33,426 for the years ended October 31, 1997 and 1996, respectively.

           The Company's principal offices are in Kearny, New Jersey where it leases 20,290 square feet of office and warehouse space pursuant to a lease expiring in March, 1998 and currently being renegotiated. The Company pays a monthly rent of $5,495. The Company also rents the use of shared warehouse space in Cherry Hill, New Jersey for a monthly rent of $1,200, pursuant to a lease whose term expired in March, 1997 and continues thereafter on a month-to-month basis. The Company believes that its current facilities are adequate for its foreseeable needs.


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


Item 4.  Submission or Matters to a Vote of Security Holders

           None.

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

                                                     Low               High


Calendar Year 1995*:

First Quarter                                        $ .50             $2.00
Second Quarter                                        1.50              1.56
Third Quarter                                         1.25              1.50
Fourth Quarter                                         .75              1.25


Calendar Year 1996:

First Quarter*                                         .63               1.25
Second Quarter*                                       1.00               2.25
Third Quarter*                                        1.25               3.00
Fourth Quarter                                        1.25               2.75


Calendar Year 1997:

First Quarter                                         1.25               2.63
Second Quarter                                         .75               1.25
Third Quarter                                          .75               1.50
Fourth Quarter                                         .81               1.25

-----------
*recalculated after reverse split

           At December 31, 1997, the Company had 292 holders of record of its Common Stock.

           The Company has paid no cash dividends on its Common Stock to date and it does not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6.                    Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


For the Fiscal Year Ended October 31, 1997 Compared with the Fiscal Year Ended October 31, 1996

           Gross sales decreased $194,901 (8.7%) to $2,058,067 for the fiscal year ended October 31, 1997 ("Fiscal 1997") from $2,252,968 for the fiscal year ended October 31, 1996 ("Fiscal 1996"). Five-gallon sales to Aramark Corporation increased by approximately $274,000, due to increased sales of approximately $52,000 to their continuing New York and New Jersey operations plus the Company's expansion into this customer's Pennsylvania locations, which accounted for the remaining approximately $222,000. However, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $111,000, $63,000 and $62,000, respectively, largely due to a deliberate discontinuance of service to marginal customers and a lack of sales and marketing staff as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. The 2.5-gallon sales fell by approximately $17,000 as this low-margin, low-volume product line was discontinued in July, 1996. Sales of one gallons and one quarts, other low-margin products, decreased by approximately $207,000 and $9,000, respectively, largely due to a discontinuance of service to one supermarket customer and the loss of one of the Company's distributors which completed its own bottling facility in July, 1997. A $7,000 decrease in regular customer credits and allowances was offset by approximately $118,000 in discounts attributable to a half-price discount offered to Aramark for three months (March 10 through June 8, 1997) and a $0.15 discount per bottle for the nine months thereafter as an incentive to obtain their Pennsylvania business. Other income in Fiscal 1996 included approximately $32,000 of discounts earned upon the renegotiation and settlement of five older payables, which event did not recur in Fiscal 1997. The remaining decrease in other income resulted primarily from a lower gain on unclaimed or lost customer deposits as a result of a more accurate method of estimation.

           Cost of sales for Fiscal 1997 was $745,711 (36.2% of gross sales) as compared to $865,255 (38.4% of gross sales) for Fiscal 1996. This 2.2 percentage point improvement is comprised of a 3.4 percentage point gain due primarily to the above-noted reductions in the sales of low-margin product lines, offset by a
1.2 percentage point increase caused by the above-noted decrease in the equipment rental portion of gross sales.

           Selling, general and administrative expenses were $1,844,299 in Fiscal 1997 as compared to $1,483,147 in Fiscal 1996. Delivery and warehouse costs increased approximately $93,000. The Pennsylvania operations amounted to approximately $120,000. The disposal of the Company's remaining owned vehicles resulted in an increase in truck rental costs of approximately $39,000 which was offset by a similar reduction in maintenance and repairs and insurance expenses. Also, while Kearny staff levels remained similar, a change in the staff mix resulted in reduced labor costs of approximately $28,000. Advertising and promotion costs increased approximately $27,000 and related primarily to the Company's Aramark business. Further, general and administrative expenses rose by approximately $240,000. Increased clerical costs accounted for approximately $30,000. The market value of common stock issued to an officer under agreement was $166,250. Professional fees increased $60,000. These increases were offset by reduced travel and entertainment expenses of approximately $12,000.

           Interest expense decreased from $189,782 in Fiscal 1996 to $52,063 in Fiscal 1997, primarily as a result of the October, 1996 debt-to-equity conversion. Amortization of other assets of $4,876 in Fiscal 1997 and Fiscal 1996 related to the amortization of water rights. Other income of $87,447 in Fiscal 1997 and $78,400 in Fiscal 1996 related to non-recurring operating items.

           The loss on disposal of assets in Fiscal 1997 related primarily to the writing down of certain water coolers, bottles and brewers and furniture and fixtures to realizable value based upon a detailed review of these asset categories.

           The net loss before extraordinary gain for Fiscal 1997 increased by $511,049 from $228,571 in Fiscal 1996 to $739,620 in Fiscal 1997.


For the Fiscal Year Ended October 31, 1996 Compared with the Fiscal Year Ended October 31, 1995

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

            During the fiscal years ended October 31, 1997 and 1996, the Company had negative cash flows from operating activities of $359,586 and $270,514, respectively. Investing activities used cash of $240,746 in Fiscal 1997 and $44,695 in Fiscal 1996, primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of common stock and installment debt.

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

            At October 31, 1997, the Company had a working capital deficiency of $1,883,659. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company's Consolidated Financial Statements for the year ended October 31, 1997 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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

            In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. While the doubling of its asset and equity listing requirements during 1997 by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") caused a delay in the Company's plans, such offering is expected to take place during Fiscal 1998. The Company intends to use a portion of the proceeds of the proposed public offering to seek and consummate acquisitions of companies in the bottled water and allied products business. No assurance can be given that the Company will be successful in identifying potential acquisitions or, if made, that such acquisitions will have a beneficial effect on the Company. The Company has no current agreement to acquire any business or property, or intent to acquire any specific business or property.

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

New Accounting Standards

            Recently, the Financial Accounting Standards Board issued Statements
(SFAS No. 128, 130 and 131) related to Earnings per Share, Reporting Comprehensive Income and Segment Disclosures. The Earnings per Share Statement will be adopted in fiscal 1998 and is not expected to have a material change in the Company's per share calculation. The Comprehensive Income and Segment Disclosures Statements, which have effective dates in fiscal 1999, are not expected to have an impact on the Company.

Item 7.                     Financial Statements.


                                           INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Echo Springs Water Co., Inc.

         We have audited the accompanying consolidated balance sheets of Echo Springs Water Co., Inc. and subsidiaries as at October 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Echo Springs Water Co., Inc. and subsidiaries as at October 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                CITRIN COOPERMAN & COMPANY, LLP


January 21, 1998
New York, New York

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1997 AND 1996

                                                                                        1997                       1996
                                                                                        ----                       ----

                                     ASSETS
Current assets:
 Cash                                                                            $  170,288               $   44,631
 Accounts receivable - net of
  allowance for doubtful accounts
  of $9,000 in 1997 and $14,000 in 1996                                             255,675                  257,212
 Notes receivable, current portion                                                   29,842                   26,010
 Inventories                                                                         25,753                   34,221
 Prepaid expenses                                                                    22,620                   30,178
                                                                                   ---------                ---------
         Total current assets                                                       504,178                  392,252

Notes receivable, net of current portion                                            132,254                  159,868

Property, plant and equipment - net                                               1,187,029                1,278,230

Other assets                                                                        353,970                  220,026
                                                                                  ---------                ---------

         TOTAL ASSETS                                                            $2,177,431               $2,050,376
                                                                                  =========                =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Installment debt                                                                $  624,000               $  552,153
 Debentures                                                                          25,000                   50,000
 Accounts payable and accrued expenses                                            1,419,074                1,513,582
 Customer deposits                                                                  304,800                  213,000
 Unearned revenues                                                                   14,963                   17,677
                                                                                  ---------                ---------
         Total current liabilities                                                2,387,837                2,346,412
                                                                                  ---------                ---------

Shareholders' equity (deficiency):
 Common stock, $.0001 par value,
  75,000,000 shares authorized; issued
  and outstanding 3,822,149 shares in
  1997 and 2,907,149 shares in 1996                                                     382                     291
 Additional paid-in capital                                                       8,792,884               7,967,725
 Accumulated deficit                                                             (9,003,672)             (8,264,052)
                                                                                  ---------               ---------
     Total shareholders' equity
      (deficiency)                                                                 (210,406)               (296,036)
                                                                                  ---------               ---------

         TOTAL LIABILITIES AND SHARE-
          HOLDERS' EQUITY (DEFICIENCY)                                           $2,177,431              $2,050,376
                                                                                  =========               =========










  See accompanying notes to consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996


                                           1997           1996
                                           ----           ----

Revenues:
 Gross sales                            $2,058,067      $2,252,968
 Credits and allowances                   (123,979)        (12,734)
 Freight out                               (45,863)        (43,154)
 Other income                               29,219          67,622
                                         ---------        ---------
                                         1,917,444       2,264,702
                                         ---------       ---------

Costs and expenses:
 Cost of sales                             745,711         865,255
 Selling, general and
  administrative                         1,844,299       1,483,147
 Interest                                   52,063         189,782
 Amortization of other
  assets                                     4,876           4,876
 Other expenses (income) - net             (87,447)        (78,400)
 Loss on disposal of assets                 97,562          28,613
                                           ---------      ---------
     Total costs and
      expenses                           2,657,064       2,493,273
                                         ---------       ---------

Loss before extraordinary gain           (739,620)        (228,571)
Gain on debt restructuring                                 328,950
                                        ---------        ---------

Net income (loss)                      $ (739,620)      $  100,379
                                        =========         =========

Loss per share before
 extraordinary gain                    $     (.22)      $     (.12)
Extraordinary gain per share                                   .17
                                         ---------         ---------

Net income (loss) per share            $     (.22)      $      .05
                                         =========        =========

Weighted average shares
 outstanding                            3,412,566         1,913,925
                                        =========         =========
















 See accompanying notes to consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996

                                                                                          1997                     1996
                                                                                          ----                     ----

Operating activities:
 Net income (loss)                                                                   $ (739,620)              $  100,379
 Adjustments to reconcile
  net income (loss) to net cash used
  by operating activities -
  Extraordinary gain                                                                                             (328,950)
  Depreciation and amortization                                                          169,803                  156,096
  Loss on disposal of assets                                                              97,562                   28,814
  Provision for doubtful accounts                                                         (5,000)                 (21,000)
  Stock issued for compensation                                                          166,250                   26,250
  Debt reduction for expense recovery                                                    (45,000)
  Changes in assets and liabilities -
   Accounts receivable                                                                     6,537                   20,166
   Inventories                                                                             8,468                    5,688
   Prepaid expenses                                                                        7,558                   (2,772)
   Other assets                                                                          (31,722)                  11,450
   Accounts payable and accrued expenses                                                 (83,508)                (236,012)
   Customer deposits                                                                      91,800                    1,100
   Unearned revenues                                                                      (2,714)                 (31,723)
                                                                                       ---------                ---------
         Net cash used by operating
          activities                                                                    (359,586)                (270,514)
                                                                                       ---------                ---------

Investing activities:
 Capital expenditures                                                                   (185,110)                 (68,409)
 Deposits on equipment                                                                   (93,240)
 Collections on notes receivable                                                          23,782                   18,479
 Proceeds from disposal of assets                                                         13,822                    5,235
                                                                                       ---------                ---------
         Net cash used by investing
          activities                                                                    (240,746)                 (44,695)
                                                                                       ---------                ---------

Financing activities:
 Proceeds from issuance of common stock                                                  584,000                  180,000
 Purchase of common stock                                                                                            (420)
 Increase in installment debt                                                            732,000                  312,153
 Repayment of installment debt                                                          (576,153)                (171,099)
 Deferred public offering costs                                                          (13,858)                 (18,018)
                                                                                       ---------                ---------
     Net cash provided
          by financing activities                                                        725,989                  302,616
                                                                                       ---------                ---------

Net increase (decrease) in cash                                                          125,657                  (12,593)

Cash - beginning                                                                          44,631                   57,224
                                                                                       ---------                ---------

CASH - ENDING                                                                         $  170,288               $   44,631
                                                                                       =========                =========

Supplemental Cash Flow Information:
 Interest paid                                                                        $   41,714               $   45,292
 Conversion of accounts
  receivable to notes receivable                                                                                   22,750
 Conversion of other assets to
  notes receivable                                                                                                  1,370
 Conversion of debt and interest
  to common stock, net of extraordinary
  gain of $328,950 in 1996                                                                75,000                1,864,056

 See   accompanying   notes  to  consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                 FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996



                                                                                                                       Total
                                                         Common Stock                                               Shareholders'
                                                                                Paid-in         Accumulated           Equity
                                                      Shares       Amount       Capital           Deficit           (Deficiency)




Balance at October 31,
 1995                                               1,659,996        $166         $5,897,964      $(8,364,431)      $(2,466,301)

Shares issued upon
 conversion of debt
 and interest                                         877,201          88          1,863,968                          1,864,056
Shares purchased                                          (48)                          (420)                              (420)
Shares issued to
 officer under
 agreement                                             10,000           1             26,249                             26,250
Shares sold                                           360,000          36            179,964                            180,000
Net income                                                                                               100,379        100,379
                                                    ---------         ---          ---------          ----------      ----------

Balance at
 October 31, 1996                                   2,907,149         291          7,967,725         (8,264,052)       (296,036)

Shares issued to
 officer under
 agreement                                            190,000          19            166,231                            166,250
Shares issued upon
 conversion of debt                                    75,000           7             74,993                             75,000
Shares sold                                           650,000          65            583,935                            584,000
Net loss                                                                                                  (739,620)    (739,620)
                                                    ---------         ---          ---------            ----------     ----------

Balance at
 October 31, 1997                                   3,822,149        $382         $8,792,884           $(9,003,672)   $ (210,406)
                                                    =========         ===          =========            ==========     ==========


See  accompanying   notes  to  consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -        BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

                Business
                Echo Springs Water Co., Inc. ("the Company"), through its subsidiaries, is engaged principally in the distribution of bottled water and allied products. The Company bottles water from its own natural springs in Burlington, NY for direct distribution and sale to business and residential customers as well as for other bottled water distributors.

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

                Inventories
                Inventories consist principally of items held for sale, which are valued at the lower of cost or market with cost being determined on the basis of the first-in, first-out method.

                Property, Plant and Equipment
                Property, plant and equipment are recorded at cost. Additions, renewals and improvements are capitalized. Asset and accumulated depreciation accounts are relieved for dispositions with any resulting gain or loss reflected in earnings. Maintenance and repairs are charged to expense as incurred. Maintenance and repairs expense amounted to $42,245 in 1997 and $61,730 in 1996. Depreciation of plant and equipment is provided by the straight-line method over the estimated economic useful lives of the various asset groups ranging from 5 to 40 years.

                Impairment of Long-Lived Assets
                The Company adopted provisions of Statement of Financial Accounting Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) during 1997. The effect of adopting this standard was not material. The Company periodically reviews its long-lived assets to assess recoverability and to ensure that the carrying values of such long-lived assets have not been impaired.

                          ECHO SPRINGS WATER CO., INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -        BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Other Assets
                The allocated cost of the acquisition of water rights in 1991 was capitalized and is being amortized by the straight-line method over 40 years. Costs associated with the proposed public offering (Note 14)are being deferred at October 31, 1997 and will be offset against the proceeds of such offering upon completion or charged to expense should such offering not be completed.

                Income Taxes
                All  deferred tax benefits  from the use of net  operating  loss
                carryforwards   are  offset  by  valuation   allowances  in  the
                accompanying consolidated financial statements.

                Loss Per Common Share
                Loss per share is based upon the weighted average number of shares outstanding during each period. All share and per share amounts give effect to a 1-for-25 reverse stock split in October, 1996.

                Statements of Cash Flows
                For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at October 31, 1997 or 1996.

                Financial Instruments and Credit Risks The carrying amounts of cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. However, it was not practicable to estimate the fair value of other financial instruments - principally, installment debt and debentures - because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

                Concentrations of credit risk with respect to receivables are limited due to the large number of customers. As of October 31, 1997, the Company had uncollateralized receivables with one distributor approximating $100,000, which represents 39% of the Company's trade accounts balance. During the years ended October 31, 1997 and 1996, sales to this customer amounted to approximately 35% and 20%, respectively, of the Company's gross sales. No other customer accounted for more than 10% of gross sales.

NOTE 2 -        NOTES RECEIVABLE

                In efforts to consolidate operations, in January, 1994, the Company sold its commercial and residential water distribution business in Utica and related assets, with a book value of $120,467, to an unrelated party for $225,000 and realized a gain on the sale of $104,533. As part of the sales agreement, the new operation will purchase bottled water from the Company for three years. The purchase price was satisfied with two notes. The first note is for $50,000 without interest, which will be converted to a three-year, 6% term loan upon repayment

                          ECHO SPRINGS WATER CO., INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -        NOTES RECEIVABLE (CONTINUED)

                of the second note unless repaid sooner. The second note was renegotiated in 1996 with the inclusion of approximately $24,000 of accounts receivable and other assets owed to the Company and is now payable at $2,788 per month, including interest at 6%, through June, 2001. Note payments continue to be received by the Company in accordance with payment terms and no provision for uncollectible amounts is required at this time. Sales of bottled water to the new company in 1997 and 1996 amounted to $52,337 and $49,233, respectively.

NOTE 3 -        INVENTORIES

                Inventories consist of the following:

                                                                                                     October 31,
                                                                                             1997              1996
                           Bottles                                                        $                 $ 1,722
                           Product held for sale                                           16,585            16,415
                           Supplies                                                         9,168            16,084
                                                                                           ------            ------
                                                                                          $25,753           $34,221
                                                                                           ======            ======
NOTE 4 -        PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment are summarized as follows:

                                                                                                   October 31,
                                                                                        1997                 1996
                           Land                                                     $  150,000           $  150,000
                           Buildings and improvements                                  362,298              362,298
                           Water coolers, bottles and
                            brewers                                                    754,084              918,730
                           Machinery and equipment                                     397,345              335,069
                           Vehicles                                                     10,500               60,850
                           Furniture and fixtures                                       77,874              127,128
                                                                                     ---------            ---------

                                                                                     1,752,101            1,954,075
                           Less: accumulated
                            depreciation and
                     amortization                                                      565,072              675,845
                                                                                     ---------            ---------
                                                                                    $1,187,029           $1,278,230
                                                                                     =========            =========
NOTE 5 -        OTHER ASSETS

                Other assets are comprised of the following:

                                                                                                     October 31,
                                                                                         1997                 1996
                Water rights                                                          $205,000             $205,000
                Accumulated amortization                                                38,405               33,529
                                                                                       -------              -------
                     Net water rights                                                  166,595              171,471
                Deposits                                                               155,499               30,537
                Deferred public offering costs                                          31,876               18,018
                                                                                       -------              -------
                                                                                      $353,970             $220,026
                                                                                       =======              =======

                Included in deposits at October 31, 1997 is $93,240 representing deposits on machinery for a new bottle line which is to cost
                $99,100.

                                                            24

                          ECHO SPRINGS WATER CO., INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -        CAPITAL AND OPERATING LEASES

                Operating Leases
                The Company leases office and warehouse facilities under an operating lease expiring March 31, 1998 and a second facility on a month to month basis. Rental expense for office and warehouse facilities amounted to $76,743 in 1997 and $65,943 in 1996.

                In addition, the Company leases vehicles and various office equipment under operating leases that extend until February, 2000. Rental expenses under equipment leases amounted to $281,089 in 1997 and $214,265 in 1996.

                The Company entered into a 20-year lease with an unaffiliated landlord on September 14, 1994 for 41.686 acres of land located in the town of Edmeston, State of New York, on which are located two developed springs. These two springs have a combined average capacity of approximately 58,000,000 gallons of water per year. The Company applied for and received approval from the New York State Department of Health to operate the springs on August 10, 1995. Based on the amended agreement of July 19, 1995, rent for the property is $.005 per gallon of water extracted for the first five years (with minimum rent of $300 per week) and $.01 per gallon for the following fifteen years (with minimum rent of $600 per week). The Company has paid an additional rent of $21,000 during the first year. The Company has the right to build and operate a processing plant (which will become the property of the landlord) on the property, in which case the rent will increase to $.015 per gallon extracted. The Company also has the right to terminate the lease without penalty after payment of rent aggregating $100,000 plus the additional $21,000 first-year rent, and, in the event it has constructed a processing plant, the right to renew the lease for an additional 20-year term on terms to be agreed upon by the parties. The Company intends, as its needs require, to utilize the water from these springs in its business. The water can be utilized without construction of a plant and the Company has no immediate plans to build a plant on this property. Rent expense under this lease was $19,661 and $33,426 for the years ended October 31, 1997 and 1996, respectively.

                Minimum future lease payments are:

                                                                                             Operating Leases

                Fiscal year ending October 31,                                     Office        Equipment            Land

                1998                                                              $27,476         $ 72,340        $ 15,600
                1999                                                                                24,720          15,600
                2000                                                                                 6,180          19,500
                2001                                                                                                31,200
                2002                                                                                                31,200
                2003 and thereafter                                                                                397,800
                                                                                   ------          -------         -------
                Total minimum payments                                            $27,476         $103,240        $510,900
                                                                                   ======          =======         =======

                                                            25

                          ECHO SPRINGS WATER CO., INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -        INDEBTEDNESS
                                                                                                  1997               1996
                                                                                                  ----               ----
                Installment Debt

                Note payable September, 1998
                 with interest at prime plus 2%,
                 secured by all assets of the Company                                          $500,000           $

                Advance payable to shareholder
                 with interest at 12% (b)                                                                          282,153

                Notes payable with interest at 18%
                 due December 31, 1995 (*)                                                      100,000            150,000

                Unsecured term loan due in monthly
                 installments of $3,000 including
                 interest through June, 1998                                                     24,000

                Mortgage note payable, with 8.0%
                 interest payable quarterly,
                 principal due December, 1995 (a)                                                                  120,000
                                                                                                -------            -------

                           TOTAL DEBT                                                           624,000            552,153

                           CURRENT PORTION                                                      624,000            552,153
                                                                                                -------            -------

                           NET LONG-TERM PORTION                                                $  -0-              $  -0-
                                                                                                =======               =====

                (a) During October, 1997, the mortgage was reduced by $45,000 to recover legal  expenses  incurred by the Company and expensed in prior  years.  Such  recovery  is  reflected  in other  expenses
                (income)  for the year  ended  October  31,  1997.  The  $75,000 balance of the mortgage was  satisfied by the issuance of 75,000 shares of  common  stock  valued  at $1.00  per share  (the then current market value).

                (b) Michael S. Rakusin, the President, a Director and principal shareholder of the Company, advances funds to the Company for working capital purposes. Such advances increase and decrease as funds are needed and available. Interest expense on such loans for the fiscal years ended October 31, 1997 and 1996 amounted to $16,847 and $18,428, respectively.

                                                                                              1997                  1996
                                                                                              ----                  ----
                Debentures
                8%  Series  D  convertible   ($12.50  of  principal  per  share)
                 subordinated debentures maturing December 31,
                 1995 (*)                                                                   $25,000               $50,000
                                                                                             ======                ======

                *Obligations  in default as to principal and interest.  Portions of the debt and interest were converted into common stock of the Company (Note 14).


                                                            26

                          ECHO SPRINGS WATER CO., INC.


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 8 -        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses consist of the following:

                                                                                              October 31,
                                                                                       1997                 1996

                Accounts payable                                                  $  529,212           $  564,385
                Accrued expenses                                                     272,643              294,947
                Wages payable                                                         14,300               40,527
                Interest payable                                                      82,635              100,130
                Payroll taxes payable                                                450,526              461,751
                Sales taxes payable                                                   69,758               51,842
                                                                                   ---------            ---------

                                                                                  $1,419,074           $1,513,582
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

                Other warrants for 20,120 shares at an excise price of $6.25 per share expired as at October 31, 1996 and for 4,000 shares at an exercise price of $20.25 per share expired in March, 1997.

                          ECHO SPRINGS WATER CO., INC.


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10-        INCOME TAXES

                At October 31, 1997, the estimated maximum amount of net operating loss carryforward available to reduce future taxable income is approximately $8,925,000, expiring from 2004 through 2012. Deferred tax benefits from the use of net operating loss carryforwards of approximately $3,000,000 are offset by a corresponding amount of valuation allowance since it is more likely than not that all or some portion of the deferred tax asset will not be realized.

                Tax benefits that would have been provided for the years ended October 31, 1997 and 1996 on the loss before extraordinary gain of $250,000 and $77,800, respectively, and the taxes on the extraordinary gain for the year ended October 31, 1996 of approximately $111,800, have been offset by corresponding changes in the valuation allowance.

                The approximate amounts of net operating loss carryforward and the year of expiration are as follows:

                                             Amount         Year of Expiration

                                           $  460,000             2004
                                            1,160,000             2005
                                            1,600,000             2006
                                            2,000,000             2007
                                            1,050,000             2008
                                            1,730,000             2009
                                              200,000             2010
                                              725,000             2012


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


NOTE 12-        GOING CONCERN

                For the year ended October 31, 1997, the Company sustained a loss before extraordinary gain of $739,620 and at October 31, 1997 had a working capital deficiency of $1,883,659, an accumulated deficit of $9,003,672 and deficit net worth of $210,406. In addition, the Company was in default on principal and interest payments on a portion of its debt (Note 7). These facts raise substantial doubt about the Company's ability to continue as a going concern.

                          ECHO SPRINGS WATER CO., INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12-        GOING CONCERN (CONTINUED)

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


NOTE 13-        EMPLOYMENT AGREEMENT

                In October, 1996, Michael S. Rakusin, the President, a Director and principal shareholder of the Company, entered into a three-year employment agreement with the Company, effective upon completion of the proposed public offering (Note 14). There is no renewal option. The agreement provides for, among other things, an annual salary of $120,000 and a non-competition clause during the term of his employment by the Company and for one year following the termination of such employment.

                On September 30, 1996, the Company issued 10,000 shares of its common stock at a value of $26,250 ($2.625 per share, the then current market value) and on October 1, 1997, the Company issued 190,000 shares of its common stock at a value of $166,250 ($.875 per share, the then current market value) to Mr. Rakusin in consideration for prior services rendered by Mr. Rakusin to the Company.

                          ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 14-        PROPOSED PUBLIC OFFERING

                In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. As part of the negotiations, on June 4, 1996, the Company asked their lenders to convert outstanding debt and unpaid interest thereon into shares of common stock of the Company at a conversion ratio of $2.50 per share. The lenders converted $1,700,022 of outstanding principal and unpaid interest of $492,984, which was converted to 877,201 shares of common stock. The market value of the shares at $2.125 per share resulted in an extraordinary gain on the restructuring of the debt of $328,950. While the doubling of its asset and equity listing requirements during 1997 by the National Association of Securities Dealers Automated Quotation System caused a delay in the Company's plans, the proposed offering is expected to take place during Fiscal 1998.

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

Name                              Age             Position


Michael S. Rakusin...........      41     President, Treasurer,
                                           and Director

Edward J. Metzger............      40     Vice President-
                                          Operations, Secretary,
                                          and Director

Frank A. LaSala.............       74     Director


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

          Edward J. Metzger joined the Company in July, 1992 as Vice President - Operations. He was elected a Director in October, 1996. From 1988 to July, 1992, he was Senior Vice President of Berkshire Springs of N.J., Inc. ("Berkshire") (doing business as Stony Brook Spring Water) in charge of all operations, including routes, customer service, cooler repair and warehouse activities. The assets of Berkshire were acquired by the Company in July, 1992.

          Frank A. LaSala has been a Director of the Company since October, 1996. Mr. LaSala has been a principal of his own business, Sal-Ma Instruments Corporation, a company engaged in manufacturing sophisticated machinery for the aerospace industry, for the past 45 years.



Item 10.                  Executive Compensation

          The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officer of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended October 31, 1997, 1996 and 1995.


Summary Compensation Table


Name and Principal                                                             Long-Term Compensation
Position                                       Annual Compensation                 Awards Payouts
                                      Other
                                                                 Annual      Restricted                                   All Other
                                                                Compen-         Stock          Options/        LTIP        Compen-
                                 Year         Salary   Bonus     sation       Award(s)           SARs        Payouts        sation
                                 ----         ------   -----     ------       --------           ----        -------        ------
Michael S. Rakusin               1997         $90,400    -         -              -               -             -        $166,250(1)
  President
                                 1996         $80,200    -         -              -               -             -         $26,250(2)
                                 1995         $81,288    -         -              -               -             -             -

Edward J. Metzger                1997         $83,200    -         -              -               -             -             -
  Vice President
                                 1996         $80,200    -         -              -               -             -             -
                                 1995         $83,000    -         -              -               -             -             -





(1) On October 1, 1997, the Company issued 190,000 shares of its Common Stock, valued at $166,250 ($0.875 per share), to Mr. Michael S. Rakusin, the President, a Director and principal shareholder of the Company in consideration for prior services rendered by Mr. Rakusin to the Company.

(2) On September 30, 1996, the Company issued 10,000 shares of its Common Stock, valued at $26,250 ($2.625 per share), to Mr.Michael S.Rakusin, the President, a Director and principal shareholder of the Company in consideration for prior services rendered by Mr. Rakusin to the Company.

          For the fiscal years ended October 31, 1997 and 1996, none of the directors of the Company have received or were accrued compensation of any kind for their services rendered in such capacities to the Company. As of December 31, 1997, there are no outstanding options or warrants held by any officer or director of the Company except for warrants held by Michael S. Rakusin, the President, a Director and principal shareholder of the Company, to purchase 27,759 shares of Common Stock at $4.20 per share. These warrants were issued in October, 1990 and expire on October 31, 1998.
          Michael S. Rakusin, the President, a Director and principal shareholder of the Company, has entered into a three-year employment agreement with the Company in October, 1996 which will commence on the closing of the proposed public offering. There is no renewal option. The agreement provides for, among other things, an annual salary of $120,000 and a non-competition clause during the term of his employment by the Company and for one (1) year following the termination of such employment.

          The Company has no standard arrangement pursuant to which its directors are compensated in their capacity as directors. The Company does not have a compensation or audit committee of the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

           The following table sets forth as of December 31, 1997, the number of shares of Common Stock of the Company and the percentage of that class owned beneficially, within the meaning of Rule 13d-3 promulgated under the Exchange Act, and the percentage of the Company's voting power owned by (i) all shareholders known by the Company to beneficially own more than five percent of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group. All shares set forth in the following table are entitled to one vote per share and the named beneficial owners have sole voting and investment power. Each percentage set forth in the following table assumes the exercise of all stock options exercisable by the named individual or group as of December 31, 1997 or within 60 days thereafter.

Name and Address            Number of Shares
of Beneficial Owner(1)   Owned Beneficially(2)        Percentage

Michael S. Rakusin           427,759(3)                11.1%

Edward J. Metzger              6,800                    0.2%

Frank A. LaSala                1,920                    0.1%

ESWC, Inc.
149 Main Street
Cooperstown,
NY  11326                       210,243                      5.5%

H.T. Ardinger, Jr.
9040 Governors Row
Dallas, TX 75247                364,000                      9.5%

Robert Moody, Jr.
601 Moody National
 Bank Tower
Galveston, TX 77550            205,323                       5.4%

Robert P. Gillings
7423 Ridge Boulevard
Brooklyn, NY 11209             290,000                       7.6%

All Officers and
Directors as a
Group (three persons)         436,479(3)                     11.3%

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


Item 12.        Certain Relationships and Related Transactions

           On September 30, 1996, the Company issued 10,000 shares of its Common Stock, valued at $26,250 ($2.625 per share), to Mr. Michael S. Rakusin, the President, a Director and principal shareholder of the Company in consideration for prior services rendered by Mr. Rakusin to the Company.

           On October 1, 1996, the Company entered into a three-year employment agreement with Mr. Rakusin. See "Executive
Compensation."

           On October 1, 1996, the Company extended Mr. Rakusin's warrants to purchase 27,759 shares of the Company's Common Stock, from October 31, 1996 to October 31, 1998 and established an exercise price of $4.20.

           At October 31, 1996, Mr. Rakusin, had advanced a total of $282,153 to the Company, evidenced by the Company's 12% note payable to Mr. Rakusin, which funds were used by the Company for working capital. These funds were fully repaid by the Company to Mr. Rakusin during the fiscal year ended October 31, 1997.

           On October 1, 1997, the Company issued 190,000 shares of its Common Stock, valued at $166,250 ($0.875 per share), to Mr. Michael S. Rakusin, the President, a Director and principal shareholder of the Company in consideration for prior services rendered by Mr.
Rakusin to the Company.


                                                      PART IV

Item 13.        Exhibits and Reports on Form 8-K.

Schedules and Reports on Form 8-K


(A)(1)            The following  financial  statements  are included in Part II,
                  Item 7:

Independent Auditors' Report

Consolidated Balance Sheets as at October 31, 1997 and 1996.

Consolidated Statements of Operations for the Years Ended October
   31, 1997 and 1996

Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended October 31, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended October
   31, 1997 and 1996

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

Official Exhibit

Number                     Description


[3](a) Certificate of Incorporation and all amendments thereto, incorporated by reference to the same exhibit number to the Registrant's Annual Report on Form 10-KSB for the year ended October 31,
                           1996

[3] (b) By-Laws, incorporated by reference to the same exhibit number to the Registrant's Annual Report on Form 10- KSB for the year ended October 31, 1996

[4] Form of Common Stock Certificate, incorporated by reference to the same exhibit number to the
                           Registrant's Annual Report on Form 10-KSB for the year ended October 31, 1996

[10] Form of Employment Agreement with Michael S. Rakusin, incorporated by reference to the same exhibit number to the Registrant's Annual Report on Form 10-KSB for the year ended October 31,
                           1996

[27]           Financial Data Schedule

                                          SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Echo Springs Water Co., Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: February 11, 1998

                           ECHO SPRINGS WATER CO., INC.


                           By:/s/   Michael S. Rakusin
                                    President


           Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Name                            Titles                     Date



/s/ Michael S. Rakusin   President and Director          February 11, 1998
Michael S. Rakusin       Principal Executive,
                         Operating and Financial
                         Officer

Edward J. Metzger      Vice President, Secretary       February 11, 1998
Edward J. Metzger        and Director


Frank A. LaSala         Director                        February 11, 1998
Frank A. LaSala