Form 10QSB
period 1997-12-31
ECHO SPRINGS WATER CO INC
filed 1998-03-11
CIK 826144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended January 31, 1998.

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

                                                      (973) 465-5151
                           (Issuer's Telephone Number)

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

            Class                    Outstanding at February 28, 1998

Common stock, $.0001 par value                           3,822,149 shares

Transitional Small Business Disclosure Format     Yes                No   X

                          ECHO SPRINGS WATER CO., INC.



                              Index to Form 10-QSB





                                                                                                                   Page
                   Item                                                                                           Number


PART I.  FINANCIAL INFORMATION                                                                                       3

 Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         January 31, 1998 and October 31, 1997                                                                          3

         Consolidated Statements of Operations -
         Three months ended January 31, 1998 and 1997                                                                   4

         Consolidated Statements of Cash Flows -
         Three months ended January 31, 1998 and 1997                                                                5

         Notes to Consolidated Financial Statements                                                                 6-9

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                      10-12

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                 13
         Item 6.  Exhibits and Reports on Form 8-K                                                                  13

Signatures                                                                                                          14










PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                      January 31,           October 31,
                                                                                         1998                   1997
Current assets:
 Cash                                                                                 $   14,485             $  170,288
 Accounts receivable - net of allowance
  for doubtful accounts of $7,000 in
  1998 and $9,000 in 1997                                                                234,898                255,675
 Notes receivable, current portion                                                        28,031                 29,842
 Inventories                                                                              34,222                 25,753
 Prepaid expenses                                                                        105,652                 22,620
         Total current assets                                                            417,288                504,178

Notes receivable, net of current portion                                                 125,088                132,254

Property, plant and equipment - net                                                    1,289,036              1,187,029

Other assets                                                                             261,581                353,970

         TOTAL ASSETS                                                                 $2,092,993             $2,177,431

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Installment debt                                                                     $  590,000             $  624,000
 Debentures                                                                               25,000                 25,000
 Accounts payable and accrued expenses                                                 1,530,750              1,419,074
 Customer deposits                                                                       309,400                304,800
 Unearned revenues                                                                        14,095                 14,963
         Total current liabilities                                                     2,469,245              2,387,837

Shareholders' equity (deficiency):
 Common stock, $.0001 par value,
  75,000,000 shares authorized; issued
  and outstanding 3,822,149 shares in
  1998 and 1997                                                                              382                    382
 Additional paid-in capital                                                            8,792,884              8,792,884
 Accumulated deficit                                                                  (9,169,518)            (9,003,672)
         Total shareholders'
          equity (deficiency)                                                           (376,252)              (210,406)

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)                                                         $2,092,993             $2,177,431




The accompanying notes are an integral part of these consolidated financial statements.

                                                         - 3 -

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)


                                                                                    1998                        1997

Revenues:
 Gross sales                                                                  $   441,998                 $   444,476
 Credits and allowances                                                            (8,450)                     (2,652)
 Freight out                                                                       (7,535)                     (8,949)
 Other income                                                                        (749)                       (134)
                                                                                  425,264                     432,741

Costs and expenses:
 Cost of sales                                                                    167,318                     188,795
 Selling, general and
  administrative                                                                  404,368                     373,834
 Interest                                                                          18,789                      17,474
 Amortization of other assets                                                       1,219                       1,219
 Gain on disposal of assets                                                          (584)                       (860)
         Total costs and expenses                                                 591,110                     580,462

Net loss                                                                      $  (165,846)                $  (147,721)

Net loss per share                                                            $      (.04)                $      (.05)

Weighted average shares outstanding                                             3,822,149                   2,907,149








The accompanying notes are an integral part of these consolidated financial statements.



                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)



                                                                                        1998                 1997

Operating activities:
 Net loss                                                                           $(165,846)           $(147,721)
 Adjustments to reconcile net loss to
  net cash used by
  operating activities -
  Depreciation and amortization                                                        34,473               39,869
  Gain on disposal of assets                                                             (584)                (860)
  Provision for doubtful accounts                                                      (2,000)
  Changes in assets and liabilities -
   Accounts receivable                                                                 22,777               23,021
   Inventories                                                                         (8,469)               7,376
   Prepaid expenses                                                                   (83,032)             (46,185)
   Other assets                                                                          (679)                (353)
   Accounts payable and accrued
    expenses                                                                          111,676               67,825
   Customer deposits                                                                    4,600                2,600
   Unearned revenues                                                                     (868)                (545)
         Net cash used by
          operating activities                                                        (87,952)             (54,973)

Investing activities:
 Capital expenditures                                                                 (42,021)              (1,262)
 Collections on notes receivable                                                        8,977                6,357
 Proceeds from disposal of assets                                                         584                  860
         Net cash provided (used) by
          investing activities                                                        (32,460)               5,955

Financing activities:
 Increase in installment debt                                                                               20,000
 Repayment of installment debt                                                        (34,000)
 Deferred public offering costs                                                        (1,391)
         Net cash provided (used) by
      financing activities                                                            (35,391)              20,000

Net decrease in cash                                                                 (155,803)             (29,018)

Cash - beginning                                                                      170,288               44,631

CASH - ENDING                                                                       $  14,485            $  15,613

SUPPLEMENTAL INFORMATION:
 Interest         paid                                                              $   6,300            $     927


The accompanying notes are an integral part of these consolidated financial statements.

                                                         - 5 -

                          ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 -          BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation
                  The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The October 31, 1997 balance sheet data was derived from audited consolidated financial statements and together with the interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

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

                  Loss Per Common Share

                  Loss per share is based upon the weighted average number of shares outstanding during each period. All share and per share amounts give effect to a 1-for-25 reverse stock split in October, 1996. Loss per share represents both the basis and diluted amounts, since all conversion and exercise of options and warrants would be antidilutive and therefore not taken into consideration.

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)





NOTE 2 -          INVENTORIES

                  Inventories are valued at the lower of cost or market on the first-in, first-out basis and at October 31, 1997 and January 31, 1998 consist of the following:

                                                 January              October
                                                  31, 1998            31, 1997

                  Bottles                        $  6,762            $
          Product held for sale                    16,714              16,585
                  Supplies                         10,746               9,168
                                                _________
                                                  $34,222             $25,753
                                               ==========            =========
NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated economic useful lives of the various asset groups ranging from 5 - 40 years and consist of the following:
                                                   January             October
                                                   31, 1998             31, 1997

                  Land                            $  150,000         $  150,000
                  Buildings and improvements         364,541            362,298
                  Water coolers, bottles and
                   brewers                           788,002            754,084
                  Machinery and equipment            496,445            397,345
                  Vehicles                            10,500             10,500
                  Furniture and fixtures              77,874             77,874
                                                   1,887,362          1,752,101
                  Less: accumulated depreciation
                   and amortization                  598,326            565,072
                                                  -----------          --------
                                                  $1,289,036         $1,187,029
                                                  ==========         ==========

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)



NOTE 4 -          OTHER ASSETS

                  Other assets at October 31, 1997 and January 31, 1998 are comprised of the following:

                                                  January             October
                                                  31, 1998            31, 1997

                  Water rights                     $205,000            $205,000
                  Accumulated amortization           39,624              38,405
                       Net water rights             165,376             166,595

                  Deposits                           62,938             155,499
                  Deferred public offering costs     33,267              31,876
                                                  ---------              ------
                                                   $261,581            $353,970
                                                   =========           ========

NOTE 5 -          INDEBTEDNESS

                  The Company is currently in default on principal and interest payments on its debentures and $75,000 of its debt. Although the debt is in default and therefore currently due, the debtholders have informally agreed to wait for payment until completion of a proposed public offering. (Note 7).


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

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)

NOTE 7 -          GOING CONCERN

                  The Company sustained losses of $739,620 for the fiscal year ended October 31, 1997 and $165,846 for the three months ended January 31, 1998. The Company had deficit net worths of $210,406 at October 31, 1997 and $376,252 at January 31, 1998.
                  In addition, the Company was in default on principal and interest payments on a portion of its debt. (Note 5). These facts raise substantial doubt about the Company's ability to continue as a going concern.

                  Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. The Company intends to use a portion of the proceeds of the proposed public offering to seek and consummate acquisitions of companies in the bottled water and allied products business. No assurance can be given that the Company will be successful in identifying potential acquisitions or, if made, that such acquisitions will have a beneficial effect on the Company. The Company has no current agreement to acquire any business or property, or intent to acquire any specific business or property. The Company believes that these factors provide meaningful evidence as to the Company-'s ability to continue in operation for the next fiscal year and support the going concern presentation in the accompanying consolidated financial statements in favor of the liquidation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED JANUARY 31, 1998 COMPARED WITH THE

                       THREE MONTHS ENDED JANUARY 31, 1997

Gross sales decreased $2,478 (0.6%) to $441,998 for the three months ended January 31, 1998 ("1998") from $444,476 for the three months ended January 31, 1997 ("1997"). Five-gallon sales to Aramark Corporation increased by approximately $81,000, due to increased sales of approximately $12,000 to their continuing New York and New Jersey operations plus the Company's expansion into this customer's Pennsyl-vania locations, which accounted for the remaining approximately $69,000. However, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $32,000, $9,000 and $9,000, respectively, largely due to a deliberate discontinuance of service to marginal customers and only a nominal sales and marketing effort as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. Sales of one gallons and one quarts, both low-margin products, and freight-out decreased by approximately $31,000, $2,000 and $1,000, respectively, largely due to a discontinuance of service to one supermarket customer and the loss of one of the Company's distributors which completed its own bottling facility in July, 1997. A $1,000 decrease in regular customer credits and allowances was offset by approximately $7,000 in discounts attributable to a half-price discount offered to Aramark for three months (March 10 through June 8, 1997) and a $0.15 discount per bottle for the nine months thereafter as an incentive to obtain their Pennsylva-nia business.

Cost of sales for 1998 was $167,318 (37.9% of gross sales) as compared to $188,795 (42.5% of gross sales) for 1997. This 4.6 percentage point improvement is comprised of a 6.1 percentage point gain due primarily to the above-noted reductions in the sales of low-margin product lines, offset by a 1.5 percentage point increase caused by the above-noted decrease in the equipment rental portion of gross sales.

Selling, general and administrative expenses were $404,368 in 1998 as compared to $373,834 in 1997. Delivery and warehouse costs increased approximately $18,000. The Pennsylvania operations amounted to approximately $27,000 but, while Kearny staff levels remained similar, a change in the staff mix resulted in reduced labor costs of approximately $9,000. Advertising and promotion costs increased approximately $5,000 and related primarily to the Company's Aramark business. The addition of one outside salesman added a further approximately $7,000. The increase in clerical costs of approximately $12,000 was offset by reductions in other general and administrative expenses.

Interest expense increased from $17,474 in 1997 to $18,789 in 1998. Amortization of other assets of $1,219 in 1998 and 1997 related to the amortization of water rights.

The net loss for 1998 increased by $18,125 from $147,721 in 1997 to $165,846 in 1998.

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

During the three months ended January 31, 1998 and 1997, the Company had negative cash flows from operating activities of $87,952 and $54,973, respectively. Investing activities used cash of $32,460 in 1998, primarily for the acquisition of property and equipment, and provided cash of $5,955 in 1997, primarily from collections on notes receivable. The Company has financed its operating and investing activities during these periods primarily through the issuance of installment debt.

At January 31, 1998, the Company had a working capital deficiency of $2,051,957. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company's Consolidated Financial Statements for the year ended October 31, 1997 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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

                          ECHO SPRINGS WATER CO., INC.




PART II           OTHER INFORMATION


ITEM 1.           Legal Proceedings

                  There have been no new legal proceedings or material changes to legal proceedings during the period from those reported in the Company's Form 10-KSB for the year ended October 31, 1997.

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


Dated:  March 11, 1998