Form 10QSB
period 1998-04-30
ECHO SPRINGS WATER CO INC
filed 1998-06-08
CIK 826144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended April 30, 1998.

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

            Class                    Outstanding at April 30, 1998

Common stock, $.0001 par value                         3,822,149 shares

Transitional Small Business Disclosure Format          Yes      No   X

                          ECHO SPRINGS WATER CO., INC.



                              Index to Form 10-QSB





                                                                                                                   Page
                   Item                                                                                           Number


PART I.  FINANCIAL INFORMATION                                                                                       3

 Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         April 30, 1998 and October 31, 1997                                                                            3

         Consolidated Statements of Operations -
         Three months ended April 30, 1998 and 1997                                                                     4

         Consolidated Statements of Operations -
         Six months ended April 30, 1998 and 1997                                                                    5

         Consolidated Statements of Cash Flows -
         Six months ended April 30, 1998 and 1997                                                                    6

         Notes to Consolidated Financial Statements                                                                 7-10

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                      11-14

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                 15
         Item 5.  Other Events                                                                                      15
         Item 6.  Exhibits and Reports on Form 8-K                                                                  15

Signatures                                                                                                          16



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                       April 30,            October 31,
                                                                                         1998                   1997
Current assets:
 Cash             $  223,177                                                          $  170,288
 Accounts receivable - net of allowance
  for doubtful accounts of $7,000 in
  1998 and $9,000 in 1997                                                                290,776                255,675
 Notes receivable, current portion                                                        33,032                 29,842
 Inventories                    36,717                                                    25,753
 Prepaid expenses                                                                         79,530                 22,620
                                                                                       ---------              ---------
         Total current assets                                                            663,232                504,178

Notes receivable, net of current portion                                                 117,814                132,254

Property, plant and equipment - net                                                    1,280,785              1,187,029

Other assets        260,729                                                              353,970
                  ---------                                                            ---------

         TOTAL ASSETS                                                                 $2,322,560             $2,177,431
                                                                                       =========              =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Installment debt       $1,081,000                                                    $  624,000
 Debentures          25,000                                                               25,000
 Accounts payable and accrued expenses                                                 1,412,664              1,419,074
 Customer deposits                                                                       315,400                304,800
 Unearned revenues                                                                        13,733                 14,963
                                                                                       ---------              ---------
         Total current liabilities                                                     2,847,797              2,387,837
                                                                                       ---------              ---------

Shareholders' equity (deficiency):
 Common stock, $.0001 par value,
  75,000,000 shares authorized; issued
  and outstanding 3,822,149 shares in
  1998 and 1997           382                                                                382
 Additional paid-in capital                                                            8,792,884              8,792,884
 Accumulated deficit                                                                  (9,318,503)            (9,003,672)
                                                                                       ---------              ---------
         Total shareholders'
          equity (deficiency)                                                           (525,237)              (210,406)
                                                                                       ---------              ---------

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)                                                         $2,322,560             $2,177,431
                                                                                       =========              =========




The accompanying notes are an integral part of these consolidated financial statements.

                                                    - 3 -

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)


                                                                                    1998                        1997
                                                                                    ----                        ----

Revenues:
 Gross sales      $   482,814                                                 $   507,755
 Credits and allowances                                                            (4,683)                    (63,525)
 Freight out        (7,337)                                                       (10,839)
 Other income          2,737                                                        3,831
                  ----------                                                   ----------
                                                                                  473,531                     437,222
                                                                               ----------                  ----------

Costs and expenses:
 Cost of sales           154,557                                                  180,568
 Selling, general and
  administrative         443,254                                                  402,453
 Interest                                                                          24,303                       8,901
 Amortization of other assets                                                       1,219                       1,219
 Other expenses (income) - net                                                         40
 Loss (gain) on disposal of assets                                                   (857)                     (1,653)
                                                                               ----------                  ----------
         Total costs and expenses                                                 622,516                     591,488
                                                                               ----------                  ----------

Net loss          $  (148,985)                                                $  (154,266)
                   ==========                                                  ==========

Net loss per share                                                            $      (.04)                $      (.04)
                                                                               ==========                  ==========

Weighted average shares outstanding                                             3,822,149                   3,540,482
                                                                               ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)


                                                                                    1998                        1997
                                                                                    ----                        ----

Revenues:
 Gross sales      $   924,812                                                 $   952,231
 Credits and allowances                                                           (13,133)                    (66,177)
 Freight out               (14,872)                                               (19,788)
 Other income          1,988                                                        3,696
                  ----------                                                   ----------
                                                                                  898,795                     869,962
                                                                               ----------                  ----------

Costs and expenses:
 Cost of sales           321,875                                                  369,362
 Selling, general and
  administrative          847,622                                                 776,287
 Interest                                                                          43,092                      26,375
 Amortization of other assets                                                       2,438                       2,438
 Other expenses (income) - net                                                         40
 Loss (gain) on disposal of assets                                                 (1,441)                     (2,513)
                                                                               ----------                  ----------
         Total costs and expenses                                               1,213,626                   1,171,949
                                                                               ----------                  ----------

Net loss          $  (314,831)                                                $  (301,987)
                   ==========                                                  ==========

Net loss per share                                                            $      (.08)                $      (.09)
                                                                               ==========                  ==========

Weighted average shares outstanding                                             3,822,149                   3,223,816
                                                                               ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.

                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)



                                                                                        1998                 1997
                                                                                        ----                 ----

Operating activities:
 Net loss                                                                           $(314,831)           $(301,987)
 Adjustments to reconcile net loss to
  net cash used by
  operating activities -
  Depreciation and amortization                                                        72,609               82,588
  Gain on disposal of assets                                                           (1,441)              (2,513)
  Provision for doubtful accounts                                                      (2,000)               1,000
  Changes in assets and liabilities -
   Accounts receivable                                                                (33,101)               5,707
   Inventories              (10,964)                                                     2,797
   Prepaid expenses                                                                   (56,910)             (28,596)
   Other assets         (983)                                                          (28,752)
   Accounts payable and accrued
    expenses               (6,410)                                                      10,019
   Customer deposits                                                                   10,600               68,200
   Unearned revenues                                                                   (1,230)              (1,380)
                                                                                     --------             --------
         Net cash used by
          operating activities                                                       (344,661)            (192,917)
                                                                                     --------             --------

Investing activities:
 Capital expenditures                                                                 (70,687)            (125,559)
 Collections on notes receivable                                                       11,250               12,810
 Proceeds from disposal of assets                                                       1,441               11,975
                                                                                     --------             --------
         Net cash used by
          investing activities                                                        (57,996)            (100,774)
                                                                                     --------             --------

Financing activities:
 Proceeds from issuance of
   common stock                                                                        584,000
 Increase in installment debt                                                         540,000              110,000
 Repayment of installment debt                                                        (83,000)            (382,153)
 Deferred public offering costs                                                        (1,454)             (11,244)
                                                                                     --------             --------
         Net cash provided by
      financing activities                                                            455,546              300,603
                                                                                     --------             --------

Net increase in cash                                                                   52,889                6,912

Cash - beginning                                                                      170,288               44,631
                                                                                     --------             --------

CASH - ENDING                                                                       $ 223,177            $  51,543
                                                                                     ========             ========

SUPPLEMENTAL INFORMATION:
 Interest         paid                                                              $  14,274            $  33,269

The accompanying notes are an integral part of these consolidated financial statements.

                                                     - 6 -

                          ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 -          BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                  --------------------------------------------

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

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)





NOTE 2 -          INVENTORIES
                  -----------

                  Inventories are valued at the lower of cost or market on the first-in, first-out basis and at October 31, 1997 and April 30, 1998 consist of the following:

                                                April              October
                                                30, 1998            31, 1997

                  Bottles                       $  5,728    $
                Product held for sale             15,619              16,585
                  Supplies                        15,370               9,168
                                                  ------              ------
                                                $36,717              $25,753
                                                 ======               ======

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated economic useful lives of the various asset groups ranging from 5 - 40 years and consist of the following:

                                                     April               October
                                                   30, 1998             31, 1997

                  Land                             $ 150,000         $  150,000
                  Buildings and improvements         364,541            362,298
                  Water coolers, bottles and
                   brewers                          805,096             754,084
                  Machinery and equipment           496,445             397,345
                  Vehicles                           10,500              10,500
                  Furniture and fixtures             89,446              77,874
                                                    --------          ---------
                                                  1,916,028            1,752,101
                  Less: accumulated depreciation
                   and amortization                635,243              565,072
                                                  ---------            ---------

                                                 $1,280,785           $1,187,029
                                                 =========            =========

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)



NOTE 4 -          OTHER ASSETS
                  ------------

                  Other assets at October 31, 1997 and April 30, 1998 are comprised of the following:


                                                                                         April              October
                                                                                       30, 1998            31, 1997

                  Water rights                                                         $205,000            $205,000
                  Accumulated amortization                                               40,843              38,405
                                                                                        -------             -------
                       Net water rights                                                 164,157             166,595

                  Deposits                                                               63,242             155,499
                  Deferred public offering costs                                         33,330              31,876
                                                                                        -------             -------

                                                                                       $260,729            $353,970
                                                                                        =======             =======


NOTE 5 -          INDEBTEDNESS
                  ------------

                  The Company is currently in default on principal and inter est payments on its debentures and $75,000 of its debt. Although the debt is in default and therefore currently due, the debtholders have informally agreed to wait for payment until completion of a proposed public offering. (Note 7).


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

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)

NOTE 7 -          GOING CONCERN
                  -------------

                  The Company sustained losses of $739,620 for the fiscal year ended October 31, 1997 and $314,831 for the six months ended April 30, 1998. The Company had deficit net worths of $210,406 at October 31, 1997 and $525,237 at April 30, 1998. In
                  addition, the Company was in default on principal and interest payments on a portion of its debt. (Note 5). These facts raise substantial doubt about the Company's ability to continue as a going concern.

                  Considerations which tend to mitigate the question of going concern include management's successful efforts in raising funds through private placements, the ability to renegotiate and restructure long-term financing with major creditors, past and present efforts to convert debt to equity and the ability to acquire, restructure and develop the bottled water business which it believes will be able to achieve profitable operations. In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. The Company intends to use a portion of the proceeds of the proposed public offering to seek and consummate acquisitions of companies in the bottled water and allied products busi ness. No assurance can be given that the Company will be successful in identifying potential acquisitions or, if made, that such acquisitions will have a beneficial effect on the Company. The Company has no current agreement to acquire any business or property, or intent to acquire any specific business or property. The Company believes that these factors provide meaningful evidence as to the Company 's ability to continue in operation for the next fiscal year and support the going concern presentation in the accompany ing consolidated financial statements in favor of the liqui dation basis. There can be no assurance, however, that management will continue to be able to raise sufficient capital or convert existing debt to equity or to achieve profitable operations going forward.

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE SIX MONTHS ENDED APRIL 30, 1998 COMPARED WITH THE

                         SIX MONTHS ENDED APRIL 30, 1997

Gross sales decreased $27,419 (2.9%) to $924,812 for the six months ended April 30, 1998 ("1998") from $952,231 for the six months ended April 30, 1997
("1997"). Five-gallon sales to Aramark Corporation increased by approximately $139,000, due to increased sales of approx imately $33,000 to their continuing New York and New Jersey operations plus the Company's expansion into this customer's Pennsylvania loca tions, which accounted for the remaining approximately $106,000. However, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $49,000, $18,000 and $17,000, respectively, largely due to a deliber ate discontinuance of service to marginal customers and only a nominal sales and marketing effort as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. Further, low-margin five-gallon sales to distributors fell by approximately $22,000, due largely to the loss of two distributors as a result of price competi tion. Sales of one gallons and one quarts, both low-margin products, and net freight-out decreased by approximately $55,000, $5,000 and $3,000, respectively, largely due to the loss of one of the company's distributors which completed its own bottling facility in July, 1997 and the two distributors noted above as well as a discontinuance of service to one supermarket customer. Credits and allowances decreased approximately $53,000 as the one-year Aramark Pennsylvania incentive discount ended on March 8, 1998.

Cost of sales for 1998 was $321,875 (34.8% of gross sales) as compared to $369,362 (38.8% of gross sales) for 1997. This 4.0 percentage point improvement is comprised of a 5.1 percentage point gain due primarily to the above-noted reductions in the sales of low-margin product lines, offset by a 1.1 percentage point increase caused by the above-noted decrease in the equipment rental portion of gross sales.

Selling, general and administrative expenses were $847,622 in 1998 as compared to $776,287 in 1997. Delivery and warehouse costs increased approximately $4,000, primarily as a result of the rent expense associated with opening the Pennsylvania operations. Advertising and promotion costs increased approximately $26,000 and related primarily to the Company's Aramark business. The addition of one outside salesman added a further approximately $13,000 while third-party commissions, telephone costs and bad debt expense fell approximately $3,000, $4,000 and $3,000, respectively. Professional fees increased approximately $48,000 and clerical costs rose by approximately $11,000. Travel and entertainment expenses were reduced by approxi mately $21,000.

Interest expense increased from $26,375 in 1997 to $43,092 in 1998 as a result of increased debt. Amortization of other assets of $2,438 in 1998 and 1997 related to the amortization of water rights.

The net loss for 1998 increased by $12,844 from $301,987 in 1997 to $314,831 in 1998.

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED APRIL 30, 1998 COMPARED WITH THE

                        THREE MONTHS ENDED APRIL 30, 1997

Gross sales decreased $24,941 (4.9%) to $482,814 for the three months ended April 30, 1998 ("1998") from $507,755 for the three months ended April 30, 1997 ("1997"). Five-gallon sales to Aramark Corporation increased by approximately $58,000, due to increased sales of approxi mately $21,000 to their continuing New York and New Jersey operations plus the Company's expansion into this customer's Pennsylvania loca tions, which accounted for the remaining approximately $37,000. However, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $19,000, $9,000 and $8,000, respectively, largely due to a deliberate discontinuance of service to marginal customers and only a nominal sales and marketing effort as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. Further, low-margin five-gallon sales to distributors fell by approximately $20,000, due largely to the loss of two distributors as a result of price competi tion. Sales of one gallons and one quarts, both low-margin products, and net freight-out decreased by approximately $24,000, $3,000 and $2,000, respectively, largely due to the loss of one of the Company's distributors which completed its own bottling facility in July, 1997 and the two distributors noted above. Credits and allowances de creased approximately $59,000 as the one-year Aramark Pennsylvania incentive discount ended on March 8, 1998.

Cost of sales for 1998 was $154,557 (32.0% of gross sales) as compared to $180,568 (35.6% of gross sales) for 1997. This 3.6 percentage point improvement is comprised of a 4.5 percentage point gain due primarily to the above-noted reductions in the sales of low-margin product lines, offset by a 0.9 percentage point increase caused by the above-noted decrease in the equipment rental portion of gross sales.

Selling, general and administrative expenses were $443,254 in 1998 as compared to $402,453 in 1997. Delivery and warehouse costs decreased approximately $15,000 as a result of reduced labor, fuel and repair costs of approximately $7,000, $2,000 and $6,000, respectively. Advertising and promotion costs increased approximately $9,000 and related primarily to the Company's Aramark business. The addition of one outside salesman added a further approximately
$6,000 while third-party commissions and telephone costs fell approximately $1,000 and $2,000, respectively. Professional fees increased approximately $50,000 and clerical costs rose by approximately $2,000. Travel and entertainment expenses were reduced by approximately $8,000.

Interest expense increased from $8,901 in 1997 to $24,303 in 1998 as a result of increased debt. Amortization of other assets of $1,219 in 1998 and 1997 related to the amortization of water rights.

The net loss for 1998 decreased by $5,281 from $154,266 in 1997 to $148,985 in 1998.

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

During the six months ended April 30, 1998 and 1997, the Company had negative cash flows from operating activities of $344,661 and $192,917, respectively. Investing activities used cash of $57,996 in 1998 and $100,774 in 1997, primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of installment debt and common stock.

At April 30, 1998, the Company had a working capital deficiency of $2,184,565. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accoun tants that accompanies the Company's Consolidated Financial Statements for the year ended October 31, 1997 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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

In June, 1996, the Company entered into negotiations to consummate a public offering with minimum gross proceeds of approximately $4,000,000. While the doubling of its asset and equity listing requirements during 1997 by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") caused a delay in the Company's plans, such offering is expected to take place during 1998. The Company intends to use a portion of the proceeds of the proposed public offering to seek and consummate acquisitions of companies in the bottled water and allied products business. No assurance can be given that the Company will be successful in identifying potential acquisitions or, if made, that such acquisitions will have a benefi cial effect on the Company. The Company has no current agreement to acquire any business or property, or intent to acquire any specific business or property.

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

                          ECHO SPRINGS WATER CO., INC.
                                    (Issuer)



         By       /s/ Michael S. Rakusin
              Michael S. Rakusin
                  President


Dated:  June   , 1998

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          ECHO SPRINGS WATER CO., INC.
                                    (Issuer)



         By:      Michael S. Rakusin
                  President


Dated:  June 8, 1998