Form 10QSB
period 1998-07-31
ECHO SPRINGS WATER CO INC
filed 1998-09-16
CIK 826144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securi ties Exchange Act of 1934, for the quarterly period ended July 31, 1998.

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

            Class                    Outstanding at July 31, 1998

Common stock, $.0001 par value           3,822,149 shares

Transitional Small Business Disclosure Format             Yes         No   X

                          ECHO SPRINGS WATER CO., INC.



                              Index to Form 10-QSB





                                                                       Page
                   Item                                               Number


PART I.  FINANCIAL INFORMATION                                         3

 Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         July 31, 1998 and October 31, 1997                            3

         Consolidated Statements of Operations -
         Three months ended July 31, 1998 and 1997                     4

         Consolidated Statements of Operations -
         Nine months ended July 31, 1998 and 1997                      5

         Consolidated Statements of Cash Flows -
         Nine months ended July 31, 1998 and 1997                      6

         Notes to Consolidated Financial Statements                   7-10

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        11-14

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                    15
         Item 5.  Other Events                                         15
         Item 6.  Exhibits and Reports on Form 8-K                     15

Signatures                                                             16


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                        July 31,            October 31,
                                                                                         1998                   1997
Current assets:
 Cash                                                                                 $   90,031             $  170,288
 Accounts receivable - net of allowance
  for doubtful accounts of $10,000 in
  1998 and $9,000 in 1997                                                                292,605                255,675
 Notes receivable, current portion                                                        40,416                 29,842
 Inventories                                                                              27,837                 25,753
 Prepaid expenses                                                                         46,563                 22,620
                                                                                       ---------              ---------
         Total current assets                                                            497,452                504,178

Notes receivable, net of current portion                                                 110,430                132,254

Property, plant and equipment - net                                                    1,275,295              1,187,029

Other assets                                                                             259,817                353,970
                                                                                       ---------               ---------

         TOTAL ASSETS                                                                 $2,142,994             $2,177,431
                                                                                       =========              =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Installment debt                                                                     $1,050,000             $  624,000
 Debentures                                                                               25,000                 25,000
 Accounts payable and accrued expenses                                                 1,346,663              1,419,074
 Customer deposits                                                                       325,400                304,800
 Unearned revenues                                                                        13,373                 14,963
                                                                                       ---------              ---------
         Total current liabilities                                                     2,760,436              2,387,837
                                                                                       ---------              ---------

Shareholders' equity (deficiency):
 Common stock, $.0001 par value,
  75,000,000 shares authorized; issued
  and outstanding 3,822,149 shares in
  1998 and 1997                                                                              382                    382
 Additional paid-in capital                                                            8,792,884              8,792,884
 Accumulated deficit                                                                  (9,410,708)            (9,003,672)
                                                                                       ---------              ---------
         Total shareholders'
          equity (deficiency)                                                           (617,442)              (210,406)
                                                                                       ---------              ---------

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)                                                         $2,142,994             $2,177,431
                                                                                       =========              =========




The accompanying notes are an integral part of these consolidated financial statements.



                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)


                                                                                    1998                        1997
                                                                                    ----                        ----

Revenues:
 Gross sales                                                                    $ 490,699                 $   593,087

 Credits and allowances                                                              (522)                    (49,321)
 Freight out                                                                       (9,576)                    (13,024)

 Other income                                                                       4,232                       7,940
                                                                                  ----------                 ----------

                                                                                  484,833                     538,682
                                                                               ----------                  ----------


Costs and expenses:
 Cost of sales                                                                    152,841                     193,295

 Selling, general and
  administrative                                                                  392,623                     420,341

 Interest                                                                          28,355                      10,434

 Amortization of other assets                                                       1,219                       1,219

 Other expenses (income) - net                                                      2,000
                                                                               ----------
         Total costs and expenses                                                 577,038                     625,289
                                                                               ----------                  ----------


Net loss                                                                      $   (92,205)                $  (86,607)
                                                                                 ==========                ==========


Net loss per share                                                            $      (.03)                $      (.02)
                                                                               ==========                  ==========


Weighted average shares outstanding                                             3,822,149                   3,557,149
                                                                               ==========                  ==========



The accompanying notes are an integral part of these consolidated financial statements.





                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)


                                                                                    1998                        1997
                                                                                    ----                        ----

Revenues:
 Gross sales                                                                   $ 1,415,511                $ 1,545,318

 Credits and allowances                                                           (13,655)                   (115,498)
 Freight out                                                                      (24,447)                    (32,812)

 Other income                                                                       6,220                      11,636
                                                                                 ----------                 ----------

                                                                                1,383,629                   1,408,644
                                                                               ----------                  ----------


Costs and expenses:
 Cost of sales                                                                    474,716                    562,657

 Selling, general and
  administrative                                                                1,240,246                  1,196,628

 Interest                                                                          71,447                      36,809

 Amortization of other assets                                                       3,657                       3,657

 Other expenses (income) - net                                                      2,040
 Gain on disposal of assets                                                        (1,441)                     (2,513)
                                                                               ----------                  ----------

         Total costs and expenses                                               1,790,665                   1,797,238
                                                                               ----------                  ----------


Net loss                                                                      $  (407,036)                $  (388,594)
                                                                                ==========                ==========


Net loss per share                                                            $      (.11)                $      (.12)
                                                                               ==========                  ==========


Weighted average shares outstanding                                             3,822,149                   3,334,927
                                                                               ==========                  ==========


The accompanying notes are an integral part of these consolidated financial statements.




                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)

                                                                                        1998                 1997
                                                                                        ----                 ----
Operating activities:
 Net loss                                                                           $(407,036)           $(388,594)

 Adjustments to reconcile net loss to
  net cash used by
  operating activities -
  Depreciation and amortization                                                       112,180              127,149

  Gain on disposal of assets                                                           (1,441)              (2,513)

  Provision for doubtful accounts                                                       1,000               (9,000)
  Changes in assets and liabilities -
   Accounts receivable                                                                (37,930)             (21,511)
   Inventories                                                                         (2,084)               3,008
   Prepaid expenses                                                                   (23,943)              (5,698)
   Other assets                                                                        (1,290)             (31,416)
   Accounts payable and accrued
    expenses                                                                          (72,411)            (117,715)
   Customer deposits                                                                   20,600              100,700
   Unearned revenues                                                                   (1,590)              (1,915)
                                                                                     --------             --------
         Net cash used by
          operating activities                                                       (413,945)            (347,505)
                                                                                     --------             --------
Investing activities:
 Capital expenditures                                                                (103,549)            (173,240)
 Collections on notes receivable                                                       11,250               19,361

 Proceeds from disposal of assets                                                       1,441               11,975
                                                                                      --------             --------
         Net cash used by
          investing activities                                                        (90,858)            (141,904)
                                                                                     --------             --------

Financing activities:
 Proceeds from issuance of
   common stock                                                                        584,000
 Increase in installment debt                                                         540,000              287,000
 Repayment of installment debt                                                       (114,000)            (385,153)
 Deferred public offering costs                                                        (1,454)             (13,568)
                                                                                    --------             --------
         Net cash provided by
      financing activities                                                            424,546              472,279
                                                                                     --------             --------

Net decrease in cash                                                                  (80,257)             (17,130)

Cash - beginning                                                                      170,288               44,631
                                                                                     --------             --------

CASH - ENDING                                                                       $  90,031            $  27,501
                                                                                     ========             ========
SUPPLEMENTAL INFORMATION:
 Interest paid                                                                      $  40,748            $  34,523


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

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)





NOTE 2 -          INVENTORIES
                  -----------

                  Inventories are valued at the lower of cost or market on the first-in, first-out basis and at October 31, 1997 and July 31, 1998 consist of the following:

                                                    July               October
                                                    31, 1998           31, 1997

                  Bottles                          $  2,879          $
                  Product held for sale              14,193              16,585
                  Supplies                           10,765               9,168
                                                    ------              ------

                                                    $27,837             $25,753
                                                    ======              ======

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated economic useful lives of the various asset groups ranging from 5 - 40 years and consist of the following:

                                                     July                October
                                                     31, 1998           31, 1997

                  Land                              $ 150,000        $  150,000
                  Buildings and improvements          364,541           362,298
                  Water coolers, bottles and
                   brewers                            824,733           754,084
                  Machinery and equipment             509,670           397,345
                  Vehicles                             10,500            10,500
                  Furniture and fixtures               89,446            77,874
                                                 ---------            ---------
                                                 1,948,890            1,752,101

                  Less: accumulated depreciation
                   and amortization                673,595              565,072
                                                 ---------            ---------

                                                $1,275,295           $1,187,029
                                                =========            =========

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)



NOTE 4 -          OTHER ASSETS
                  ------------

                  Other assets at October 31, 1997 and July 31, 1998 are comprised of the following:

                                                     July               October
                                                     31, 1998          31, 1997

                  Water rights                     $205,000            $205,000
                  Accumulated amortization           42,062              38,405
                                                    -------             -------
                       Net water rights             162,938             166,595

                  Deposits                           63,549             155,499
                  Deferred public offering costs     33,330              31,876
                                                    -------             -------

                                                   $259,817            $353,970
                                                   =======             =======


NOTE 5 -          INDEBTEDNESS
                  ------------

                  The Company is currently in default on principal and inter est payments on its debentures and $50,000 of its debt. Although the debt is in default and therefore currently due, the debtholders have informally agreed to wait for payment until completion of a proposed public offering. (Note 7).


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

                          ECHO SPRINGS WATER CO., INC.

                                   (UNAUDITED)

NOTE 7 -          GOING CONCERN
                  -------------

                  The Company sustained losses of $739,620 for the fiscal year ended October 31, 1997 and $407,036 for the nine months ended July 31, 1998. The Company had deficit net worths of $210,406 at October 31, 1997 and $617,442 at July 31, 1998. In
                  addition, the Company was in default on principal and interest payments on a portion of its debt. (Note 5). These facts raise substantial doubt about the Company's ability to continue as a going concern.

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

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE NINE MONTHS ENDED JULY 31, 1998 COMPARED WITH THE

                         NINE MONTHS ENDED JULY 31, 1997

Gross sales decreased $129,807 (8.4%) to $1,415,511 for the nine months ended July 31, 1998 ("1998") from $1,545,318 for the nine months ended July 31, 1997 ("1997"). Five-gallon sales to Aramark Corporation increased by approximately $153,000, due to increased sales of approximately $53,000 to their continuing New York and New Jersey operations plus the Company's expansion into this customer's Pennsylvania locations, which accounted for the remaining approximate ly $100,000. However, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approx imately $83,000, $31,000 and $24,000, respectively, largely due to a deliberate discontinuance of service to marginal customers and only a nominal sales and marketing effort as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. Further, low-margin five-gallon sales to distributors fell by approximately $58,000, due largely to the loss of three distributors as a result of price competition. Sales of one gallons and one quarts, both low-margin products, and net freight-out decreased by approximately $81,000, $6,000 and $4,000, respectively, largely due to the loss of one of the Company's distributors which completed its own bottling facility in July, 1997 and the three distributors noted above as well as a discontinuance of service to one supermarket customer. Credits and allowances decreased approximately $102,000 as the one-year Aramark Pennsylvania incentive discount ended on March 8, 1998.

Cost of sales for 1998 was $474,716 (33.5% of gross sales) as compared to $562,657 (36.4% of gross sales) for 1997. This 2.9 percentage point improvement is comprised of a 3.5 percentage point gain due primarily to the above-noted reductions in the sales of low-margin product lines, offset by a 0.6 percentage point increase caused by the above-noted decrease in the equipment rental portion of gross sales.

Selling, general and administrative expenses were $1,240,246 in 1998 as compared to $1,196,628 in 1997. Delivery and warehouse costs decreased approximately $1,000. Advertising and promotion costs increased approximately $28,000 and related primarily to the Company's Aramark business. The addition of one outside salesman added a further approximately $20,000 while third-party commissions, telephone costs and bad debt expense fell approximately $4,000, $7,000 and $1,000, respectively. Professional fees increased approximately $45,000 and travel and entertainment expenses were reduced by approxi mately $36,000.

Interest expense increased from $36,809 in 1997 to $71,447 in 1998 as a result of increased debt. Amortization of other assets of $3,657 in 1998 and 1997 related to the amortization of water rights.

The net loss for 1998 increased by $18,442 from $388,594 in 1997 to $407,036 in 1998.

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JULY 31, 1998 COMPARED WITH THE

                        THREE MONTHS ENDED JULY 31, 1997

Gross sales decreased $102,388 (17.3%) to $490,699 for the three months ended July 31, 1998 ("1998") from $593,087 for the three months ended July 31, 1997 ("1997"). Five-gallon sales to Aramark Corpora tion increased by approximately $14,000, due to increased sales of approximately $20,000 to their continuing New York and New Jersey operations plus the Company's expansion into this customer's Pennsyl vania locations, which accounted for a decrease of approximately $6,000. However, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $34,000, $12,000 and $7,000, respectively, largely due to a deliberate discontinuance of service to marginal customers and only a nominal sales and marketing effort as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. Further, low-margin five-gallon sales to distributors fell by approximately $36,000, due largely to the loss of three distributors as a result of price compe tition. Sales of one gallons and one quarts, both low-margin prod ucts, and net freight-out decreased by approximately $26,000, $1,000 and $1,000, respectively, largely due to the loss of one of the Company's distributors which completed its own bottling facility in July, 1997 and the three distributors noted above. Credits and allow ances decreased approximately $49,000 as the one-year Aramark Pennsyl vania incentive discount ended on March 8, 1998.

Cost of sales for 1998 was $152,841 (31.2% of gross sales) as compared to $193,295 (32.6% of gross sales) for 1997. This 1.4 percentage point improvement is comprised of a 1.5 percentage point gain due primarily to the above-noted reductions in the sales of low-margin product lines, offset by a 0.1 percentage point increase caused by the above-noted decrease in the equipment rental portion of gross sales.

Selling, general and administrative expenses were $392,623 in 1998 as compared to $420,341 in 1997. Delivery and warehouse costs decreased approximately $5,000 as a result of reduced fuel and equipment rental costs of approximately $6,000 and $6,000, respectively, offset by an increase in maintenance and repairs of approximately $7,000. Adver tising and promotion costs increased approximately $2,000 and related primarily to the Company's Aramark business. The addition of one outside salesman added a further approximately $7,000 while third-party commissions and telephone costs fell approximately $1,000 and $3,000, respectively. Bad debt expense rose by approximately $2,000. Clerical costs fell by approximately $15,000 and travel and entertain ment expenses were reduced by approximately $15,000.

Interest expense increased from $10,434 in 1997 to $28,355 in 1998 as a result of increased debt. Amortization of other assets of $1,219 in 1998 and 1997 related to the amortization of water rights.

The net loss for 1998 increased by $5,598 from $86,607 in 1997 to $92,205 in 1998.

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

During the nine months ended July 31, 1998 and 1997, the Company had negative cash flows from operating activities of $413,945 and $347,505, respectively. Investing activities used cash of $90,858 in 1998 and $141,904 in 1997, primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of installment debt and common stock.

At July 31, 1998, the Company had a working capital deficiency of $2,262,984. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accoun tants that accompanies the Company's Consolidated Financial Statements for the year ended October 31, 1997 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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


Dated: September 16, 1998