Form 10KSB
period 1998-10-31
ECHO SPRINGS WATER CO INC
filed 1999-02-09
CIK 826144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[x] Annual report pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934 ("Exchange Act") [Fee Required]

For the fiscal year ended October 31, 1998

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

The issuer's net revenues for its most recent fiscal were $1,817,780.

The aggregate market value of the issuer's voting stock held as of December 31, 1998 by non-affiliates of the issuer, based upon the average of the closing bid and asked prices on that date was approximately $5,760,200.

As at December 31, 1998, 3,822,149 shares of the issuer's Common Stock, $.0001 par value, were outstanding.

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


Item 1. Description of Business

Introduction

           Echo Springs Water Co., Inc. and its wholly-owned subsidiaries, RG Water Company, Inc. and Berkshire Acquisition Company, Inc. (collectively referred to as the "Company"), is engaged in bottling and distributing its non-sparkling 100% natural spring water through its established sales and distribution network to its existing base of approximately 4,000 customers located in the New York City Metropolitan area, New Jersey, upstate New York, eastern Pennsylvania (including the Greater Philadelphia area) and northern Delaware. The Company markets its 100% natural spring water under its brand name "Echo Springs" for third party distribution. The Company bottles its drinking water at its NSF International ("NSF") "Certified Bottling Facility" from naturally free-flowing springs at the source on the Company's property in Burlington, New York. The Company also leases water coolers to its commercial and residential customers and sells allied products such as coffee, tea and a wide assortment of paper products, primarily to its commercial accounts.

           The Company's products are marketed and sold primarily by its in-house staff. The Company also provides installation and service for its leased coolers and other equipment, such as brewers and refrigerators.

           The Company is highly dependent upon the Aramark Corporation ("Aramark"), one of the world's largest privately-held food service companies, for the Company's sales of five-gallon bottled water. For the fiscal year ended October 31, 1998, approximately $865,728 or 46.7% of gross sales was derived from Aramark. Although orders for sales have been received, there can be no assurance that commitments for any additional years will be awarded. The Company will continue to be dependent upon revenues from this source in the immediate future. The loss of this revenue source would have a material adverse impact upon the Company.


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

Products

           The  Company's  natural  spring water is sold in three bottle  sizes:
16.9 ounce polyethylene therephthalate and one-gallon high-density polyethylene bottles and five-gallon polycarbonate recyclable containers under the "Echo Springs" brand.

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

Marketing and Distribution

           The Company markets its "Echo Springs" brand as a 100% pure natural spring water. The Company believes that this distinguishes its water from many of its competitors' water, many of which sell either filtered municipal tap water or purified water. To date, the Company has focused its marketing and sales efforts in the New York City Metropolitan area, New Jersey,eastern Pennsylvania (including the Greater Philadelphia area) and northern Delaware, which it believes offers a substantial market for growth. If the Company is successful in further penetrating this market, of which there can be no assurance, it intends to expand its marketing and sales focus to the northeastern United States. The Company sells all of its products through its own in-house staff. The Company sells its products to offices, other commercial establishments and residential customers. The Company distributes its bottled water and allied products from its Kearny, New Jersey warehouse by means of its fleet of ten leased trucks. The Company distributes its bottled water from its Cherry Hill, New Jersey warehouse by means of three leased trucks. The Company also leases a tractor and three trailers for delivery to its Kearny and Cherry Hill warehouses.

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

Employees

           As of December 31, 1998, the Company employed twenty-eight people, four in production, eighteen in distribution, and six in management and administration. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

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

           The cost to the Company to comply with government regulation consists primarily of permits and water testing and amounted to approximately $21,000 for the fiscal year ended October 31, 1998.

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

           The current production capacity of the bottling facility per eight-hour shift is 1,200,000 five-gallon bottles per year, which exceeds the Company's projected needs for the foreseeable future. The plant currently operates one shift per day, five days per week, representing approximately 23% of capacity.

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

           The Company entered into a 20-year lease with an unaffiliated landlord on September 14, 1994 for 41.686 acres of land located in the town of Edmeston, State of New York, on which are located two developed springs. These two springs have a combined average capacity of approximately 57,000,000 gallons of water per year. The Company applied for and received approval from the Department of Health to operate the springs on August 10, 1995. Based on the amended agreement of July 19, 1995, rent for the property is $.005 per gallon of water extracted for the first five years (with minimum rent of $300 per week) and $.01 per gallon for the following fifteen years (with minimum rent of $600 per week). The Company has paid an additional rent of $21,000 during the first year. The Company has the right to build and operate a processing plant (which will become the property of the landlord) on the property, in which case the rent will increase to $.015 per gallon extracted. The Company also has the right to terminate the lease without penalty after payment of rent aggregating $100,000 plus the additional $21,000 first-year rent, and, in the event it has constructed a processing plant, the right to renew the lease for an additional 20-year term on terms to be agreed upon by the parties. The Company intends, as its needs require, to utilize the water from these springs in its business. The water can be utilized without construction of a plant and the Company has no immediate plans to build a plant on this property. Rent expense under this lease was $18,735 and $19,661 for the years ended October 31, 1998 and 1997, respectively.

           The Company's principal offices are in Kearny, New Jersey where it leases 20,290 square feet of office and warehouse space pursuant to a lease expiring in March, 2003. The Company pays a monthly rent of $6,256. The Company also rents the use of shared warehouse space in Cherry Hill, New Jersey for a monthly rent of $1,200, pursuant to a lease whose term expired in March, 1997 and continues thereafter on a month-to-month basis. The Company believes that its current facilities are adequate for its foreseeable needs.


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

           All three suits have been dismissed in their entirety except a claim, for an unspecified amount, that the Company and the other defendants have been unjustly enriched at Mr. Williams' expense. The time in which Mr. Williams could have pursued this claim has now expired.

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

                                                     Low                 High

Calendar Year 1996:

First Quarter*                                       $ .63                $1.25
Second Quarter*                                       1.00                 2.25
Third Quarter*                                        1.25                 3.00
Fourth Quarter                                        1.25                 2.75


Calendar Year 1997:

First Quarter                                         1.25                 2.63
Second Quarter                                         .75                 1.25
Third Quarter                                          .75                 1.50
Fourth Quarter                                         .81                 1.25


Calendar Year 1998:

First Quarter                                          .75                 1.19
Second Quarter                                         .91                 2.13
Third Quarter                                         1.13                 2.50
Fourth Quarter                                        1.25                 1.81


-----------
*recalculated after reverse split

           At December 31, 1998, the Company had 276 holders of record of its Common Stock.

           The Company has paid no cash dividends on its Common Stock to date and it does not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6.                    Management's Discussion and Analysis
                           of Financial Condition and Results of Operations


For the Fiscal Year Ended October 31, 1998 Compared with the Fiscal Year Ended October 31, 1997

           Gross sales decreased $204,169 (9.9%) to $1,853,898 for the fiscal year ended October 31, 1998 ("Fiscal 1998") from $2,058,067 for the fiscal year ended October 31, 1997 ("Fiscal 1997") . Five-gallon sales to Aramark Corporation increased by approximately $152,000, due to increased sales of approximately $66,000 to their continuing New York and New Jersey operations plus the Company's expansion into this customer's Pennsylvania locations, which accounted for the remaining approximately $86,000. However, five--gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $101,000, $35,000 and $31,000, respectively, largely due to a deliberate discontinuance of service to marginal customers and only a nominal sales and marketing effort as the Company concentrated its efforts toward the Aramark business as this business requires no capital investment outlay for cooler equipment and provides its own sales and marketing at no additional cost to the Company. Further, low--margin five--gallon sales to distributors fell by approximately $95,000, due largely to the loss of five distributors as a result of price competition. Sales of one gallons and one quarts, both low--margin products, and net freight--out decreased by approximately $86,000, $8,000 and $6,000, respectively, largely due to the loss of one of the Company's distributors which completed its own bottling facility in July, 1997 and the five distributors noted above as well as a discontinuance of service to one supermarket customer. Credits and allowances decreased approximately $109,000 as the one--year Aramark Pennsylvania incentive discount ended on March 8, 1998. The remaining decrease in other income resulted primarily from a lower gain on unclaimed or lost customer deposits.

           Cost of sales for Fiscal 1998 was $616,184 (33.2% of gross sales) as compared to $745,711 (36.2% of gross sales) for Fiscal 1997. This 3.0 percentage point improvement is comprised of a 3.6 percentage point gain due primarily to the above-noted reductions in the sales of low-margin product lines, offset by a
0.6 percentage point increase caused by the above--noted decrease in the equipment rental portion of gross sales.

           Selling, general and administrative expenses were $1,685,765 in Fiscal 1998 as compared to $1,844,299 in Fiscal 1997. Delivery and warehouse costs increased approximately $15,000, chiefly due to the addition of an equipment repair staff. The addition of one outside salesman added a further approximately $25,000 while third-party commissions, telephone costs and advertising and promotion expense fell approximately $4,000, $7,000 and $2,000, respectively.

Bad debt expense rose approximately $12,000, due principally to the write--off of old delinquent accounts. The market value of common stock issued to an officer under agreement in 1997 was $166,250. A reduction in Kearny office staff levels resulted in reduced labor costs of approximately $28,000.

           Interest expense increased from $52,063 in Fiscal 1997 to $99,243 in Fiscal 1998 as a result of increased debt. Amortization of other assets of $4,876 in Fiscal 1998 and Fiscal 1997 related to the amortization of water rights. Other income of $344,255 in Fiscal 1998 and $87,447 in Fiscal 1997 related to non--recurring operating items.

           The net loss for Fiscal 1998 decreased by $497,028 from $739,620 in Fiscal 1997 to $242,592 in Fiscal 1998.


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

           During the fiscal years ended October 31, 1998 and 1997, the Company had negative cash flows from operating activities of $472,441 and $373,444, respectively. Investing activities used cash of $104,999 in Fiscal 1998 and $240,746 in Fiscal 1997, primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of common stock and installment debt.

           At October 31, 1998, the Company had a working capital deficiency of $2,036,482. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company's Consolidated Financial Statements for the year ended October 31, 1998 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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

           In June, 1996, the Company entered into negotiations to consummate a public offering. The doubling of its asset and equity listing requirements during 1997 by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") caused a delay in the Company's plans and, in Fiscal 1998, the proposed offering costs that had been capitalized were written off. The Company intends to seek and consummate acquisitions of companies in the bottled water and allied products business. No assurance can be given that the Company will be successful in identifying potential acquisitions or, if made, that such acquisitions will have a beneficial effect on the Company. The Company has no current agreement to acquire any business or property, or intent to acquire any specific business or property.

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

Year 2000

           Many existing computer systems and software applications use two digits,rather than four, to record years (i.e."98" instead of "1998"). Unless modified, such systems will not properly record or interpret years after 1999, which could lead to business disruptions. This is known as the Year 2000 issue.

           The Company relies on computer hardware, software and related technology primarily in its internal operations, such as billing and accounting. All such hardware and software has been evaluated for Year 2000 compliance. In order to ensure continued operations of its business up to and beyond 2000, the Company has installed new Year 2000 compliant servers and network software and has obtained written assurances from its sole information systems software supplier that the programming of such software to make it Year 2000 compliant and compatible is complete and that thorough testing of such programs is currently underway. The Company is currently investigating its backup software and is obtaining competitive quotations on workstations with a view to replacing same so as to be Year 2000 compliant.

           The Company does not rely solely on its information systems in order to produce the products it sells and it believes that its internal operations will not be affected by Year 2000 problems provided the project of becoming Year 2000 compliant continues on track.

           There can be no assurance that failure of systems of third parties upon which the Company's systems and operations depend to be Year 2000 compliant will not have a material adverse effect on the Company's operating results or financial condition; however, short of any third-party disaster that the Company is unable to control, such as utility infrastructure failure, the Company does not believe its business will be detrimentally impacted by potential Year 2000 problems.


New Accounting Standards

           Financial Accounting Standards Board Statements (SFAS No. 128, 130 and 131) related to Earnings per Share, Reporting Comprehensive Income and Segment Disclosures were adopted in fiscal 1998 and did not have an impact on the Company.

                                           ECHO SPRINGS WATER CO., INC.
                                         CONSOLIDATED FINANCIAL STATEMENTS
                                                FOR THE YEARS ENDED
                                             OCTOBER 31, 1998 AND 1997

Item 7.           Financial Statements


                                           INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Echo Springs Water Co., Inc.

         We have audited the accompanying consolidated balance sheets of Echo Springs Water Co., Inc. and subsidiaries as at October 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Echo Springs Water Co., Inc. and subsidiaries as at October 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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




                                          CITRIN COOPERMAN & COMPANY, LLP


January 26, 1999
New York, New York

                         ECHO SPRINGS WATER CO., INC.
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1998 AND 1997

                                                     1998              1997
                                                     ----              ----

                                     ASSETS
Current assets:
 Cash                                                $   18,848      $  170,288
 Accounts receivable - net of
  allowance for doubtful accounts
  of $29,000 in 1998 and $9,000 in 1997                313,713          255,675
 Notes receivable, current portion                      43,331           29,842
 Inventories                                            27,130           25,753
 Prepaid expenses                                       18,469           22,620
                                                       ---------      ---------
         Total current assets                          421,491          504,178

Notes receivable, net of current portion               102,936          132,254

Property, plant and equipment - net                  1,254,971        1,187,029

Other assets                                           225,577          353,970
                                                     ---------        ---------

         TOTAL ASSETS                               $2,004,975       $2,177,431
                                                    =========        =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Installment debt                                   $1,050,000       $  624,000
 Debentures                                             25,000           25,000
 Accounts payable and accrued expenses               1,053,182        1,419,074
 Customer deposits                                     317,200          304,800
 Unearned revenues                                      12,591           14,963
                                                     ---------       ---------
         Total current liabilities                   2,457,973        2,387,837
                                                       ---------      ---------

Shareholders' equity (deficiency):
 Common stock, $.0001 par value,
  75,000,000 shares authorized; issued
  and outstanding 3,822,149 shares in
  1998 and 1997                                           382          382

 Additional paid-in capital                         8,792,884     8,792,884
 Accumulated deficit                               (9,246,264)   (9,003,672)
     Total shareholders' equity
      (deficiency)                                   (452,998)     (210,406)
                                                   ---------        ---------

         TOTAL LIABILITIES AND SHARE-
          HOLDERS' EQUITY (DEFICIENCY)              $2,004,975      $2,177,431
                                                    =========       =========









      See   accompanying   notes   to   consolidated financial statements.





                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997



                                                                                  1998                    1997
                                                                                  ----                     ----

Revenues:
 Gross sales                                                                 $1,853,898                 $2,058,067
 Credits and allowances                                                         (14,714)                  (123,979)
 Freight out                                                                    (32,686)                   (45,863)
 Other income                                                                    11,282                     29,219
                                                                              ---------                  ---------
                                                                              1,817,780                  1,917,444
                                                                              ---------                  ---------

Costs and expenses:
 Cost of sales                                                                  616,184                    745,711
 Selling, general and
  administrative                                                              1,685,765                  1,844,299
 Interest                                                                        99,243                     52,063
 Amortization of other
  assets                                                                          4,876                      4,876
 Other expenses (income) - net                                                 (344,255)                   (87,447)
 (Gain) loss on disposal of assets                                               (1,441)                    97,562
                                                                              ---------                  ---------
     Total costs and
      expenses                                                                2,060,372                  2,657,064
                                                                              ---------                  ---------

Net loss                                                                     $ (242,592)                $ (739,620)
                                                                              =========                  =========

Net loss per share                                                           $     (.06)                $     (.22)
                                                                              =========                  =========

Weighted average shares
 outstanding                                                                  3,822,149                  3,412,566
                                                                              =========                  =========






















                                  See   accompanying   notes   to   consolidated
financial statements.





                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                  FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997



                                                                                                                              Total
                                                         Common Stock                                                 Shareholders'
                                                                                 Paid-in               Accumulated           Equity
                                                       Shares       Amount       Capital               Deficit          (Deficiency)


Balance at
 October 31, 1996                                   2,907,149        $291         $7,967,725           $(8,264,052)       $(296,036)

Shares issued to
 officer under
 agreement                                            190,000          19            166,231                                166,250
Shares issued upon
 conversion of debt                                    75,000           7             74,993                                 75,000
Shares sold                                           650,000          65            583,935                                584,000
Net loss                                                                                                  (739,620)        (739,620)
                                                    ---------         ---          ---------            ----------          --------

Balance at
 October 31, 1997                                   3,822,149         382          8,792,884            (9,003,672)        (210,406)

Net loss                                                                                                  (242,592)        (242,592)
                                                    ---------         ---          ---------            ----------          --------

Balance at
 October 31, 1998                                   3,822,149        $382         $8,792,884           $(9,246,264)       $(452,998)
                                                    =========         ===          =========            ==========          ========




                                     See  accompanying   notes  to  consolidated
financial statements.





                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997

                                                                                          1998                     1997
                                                                                          ----                     ----


Operating activities:
 Net loss                                                                             $ (242,592)              $ (739,620)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities -
  Depreciation and amortization                                                          152,443                  169,803
  (Gain) loss on disposal of assets                                                       (1,441)                  97,562
  Provision for doubtful accounts                                                         20,000                   (5,000)
  Stock issued for compensation                                                                                   166,250
  Debt reduction for expense recovery                                                                             (45,000)

  Changes in assets and liabilities -
   Accounts receivable                                                                   (78,038)                   6,537
   Inventories                                                                            (1,377)                   8,468
   Prepaid expenses                                                                        4,151                    7,558
   Other assets                                                                           30,277                  (45,580)
   Accounts payable and accrued expenses                                                (365,892)                 (83,508)
   Customer deposits                                                                      12,400                   91,800
   Unearned revenues                                                                      (2,372)                  (2,714)
                                                                                       ---------                ---------
         Net cash used by operating
          activities                                                                    (472,441)                (373,444)
                                                                                       ---------                ---------

Investing activities:
 Capital expenditures                                                                   (215,509)                (185,110)
 Deposits on equipment                                                                    93,240                  (93,240)

 Collections on notes receivable                                                          15,829                   23,782
 Proceeds from disposal of assets                                                          1,441                   13,822
                                                                                       ---------                ---------
         Net cash used by investing
          activities                                                                    (104,999)                (240,746)
                                                                                       ---------                ---------

Financing activities:
 Proceeds from issuance of common stock                                                                           584,000
 Increase in installment debt                                                            540,000                  732,000
 Repayment of installment debt                                                          (114,000)                (576,153)
                                                                                       ---------                ---------
     Net cash provided
          by financing activities                                                        426,000                  739,847
                                                                                       ---------                ---------

Net increase (decrease) in cash                                                         (151,440)                 125,657

Cash - beginning                                                                         170,288                   44,631
                                                                                       ---------                ---------

CASH - ENDING                                                                         $   18,848               $  170,288
                                                                                       =========                =========


Supplemental Cash Flow Information:
 Interest paid                                                                        $   41,644               $   41,714
 Conversion of debt and interest
  to common stock                                                                                                  75,000

     See   accompanying   notes  to  consolidated financial statements.




                          ECHO SPRINGS WATER CO., INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -        BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

                Business
                Echo  Springs  Water Co.,  Inc.  ("the  Company"),  through  its subsidiaries,  is engaged  principally  in the  distribution  of bottled  water and allied  products.  The Company  bottles water from its own natural  springs in  Burlington,  NY primarily  for
                direct   distribution  and  sale  to  business  and  residential
                customers.

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

                Revenue Recognition
                Revenue from equipment rental is recognized based on the period in which it is earned and unearned revenue is recorded for the portion billed in advance. Revenues from product sales are recognized upon delivery to the customer.

                Inventories
                Inventories consist principally of items held for sale, which are valued at the lower of cost or market with cost being determined on the basis of the first-in, first-out method.

                Property, Plant and Equipment
                Property,  plant and equipment are recorded at cost.  Additions, renewals and improvements are capitalized. Asset and accumulated depreciation  accounts are relieved  for  dispositions  with any resulting  gain or loss reflected in earnings.  Maintenance  and repairs  are  charged to expense as  incurred.  Maintenance  and repairs expense amounted to $46,945 in 1998 and $42,245 in 1997.
                Depreciation   of  plant  and   equipment  is  provided  by  the
                straight-line method over the estimated economic useful lives of the various asset groups ranging from 5 to 40 years.

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

                Loss Per Common Share
                Loss per share is based upon the weighted average number of shares outstanding during each period. All share and per share amounts give effect to a 1-for-25 reverse stock split in October, 1996. Loss per share represents both the basic and diluted amounts, since all conversion and exercise of options and warrants would be antidilutive and therefore not taken into consideration.

                Statements of Cash Flows
                For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at October 31, 1998 or 1997.

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

                Concentrations  of credit risk with respect to  receivables  are limited due to the large number of customers.  As of October 31,
                1998,  the Company  had  uncollateralized  receivables  with one distributor  approximating $111,000, which represents 43% of the
                Company's trade accounts balance. During the years ended October
                31,  1998  and  1997,   sales  to  this  customer   amounted  to
                approximately 47% and 35%, respectively,  of the Company's gross sales.  No other  customer  accounted for more than 10% of gross sales.

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

                of the second note unless repaid sooner. The second note was renegotiated in 1996 with the inclusion of approximately $24,000 of accounts receivable and other assets owed to the Company and is now payable at $2,788 per month, including interest at 6%, through June, 2001. Sales of bottled water to the new company in 1998 and 1997 amounted to $20,533 and $52,337, respectively.

NOTE 3 -        INVENTORIES

                Inventories consist of the following:
                                                                                                  October 31,
                                                                                            1998              1997
                           Bottles                                                        $   833           $
                           Product held for sale                                           15,582            16,585
                           Supplies                                                        10,715             9,168
                                                                                           ------            ------
                                                                                          $27,130           $25,753
                                                                                           ======            ======


NOTE 4 -        PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment are summarized as follows:

                                                                                                   October 31,
                                                                                        1998                 1997
                           Land                                                     $  150,000           $  150,000
                           Buildings and improvements                                  364,541              362,298
                           Water coolers, bottles and
                            brewers                                                    842,289              754,084
                           Machinery and equipment                                     509,670              397,345
                           Vehicles                                                     10,500               10,500
                           Furniture and fixtures                                       90,610               77,874
                                                                                     ---------            ---------

                                                                                     1,967,610            1,752,101
                           Less: accumulated
                            depreciation and
                     amortization                                                      712,639              565,072
                                                                                     ---------            ---------
                                                                                    $1,254,971           $1,187,029
                                                                                     =========            =========

NOTE 5 -        OTHER ASSETS

                Other assets are comprised of the following:

                                                                                                     October 31,
                                                                                         1998                 1997
                Water rights                                                          $205,000             $205,000
                Accumulated amortization                                                43,281               38,405
                                                                                       -------              -------
                     Net water rights                                                  161,719              166,595
                Deposits                                                                63,858              155,499
                Deferred public offering costs                                                               31,876
                                                                                       -------              -------
                                                                                      $225,577             $353,970
                                                                                       =======              =======







                          ECHO SPRINGS WATER CO., INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -        CAPITAL AND OPERATING LEASES

                Operating Leases
                The Company leases office and warehouse facilities under an operating lease expiring March 31, 2003 and a second facility on a month-to-month basis. Rental expense for office and warehouse facilities amounted to $85,668 in 1998 and $76,743 in 1997.

                In addition,  the Company  leases  vehicles  and various  office equipment  under  operating  leases that extend until  February,
                2000.   Rental  expenses  under  equipment  leases  amounted  to
                $285,712 in 1998 and $281,089 in 1997.

                The Company entered into a 20-year lease with an unaffiliated landlord on September 14, 1994 for 41.686 acres of land located in the town of Edmeston, State of New York, on which are located two developed springs. These two springs have a combined average capacity of approximately 57,000,000 gallons of water per year.
                The Company applied for and received  approval from the New York
                State Department of Health to operate the springs on August 10, 1995. Based on the amended agreement of July 19, 1995, rent for the property is $.005 per gallon of water extracted for the first five years (with minimum rent of $300 per week) and $.01 per gallon for the following fifteen years (with minimum rent of $600 per week). The Company has paid an additional rent of $21,000 during the first year. The Company has the right to build and operate a processing plant (which will become the property of the landlord) on the property, in which case the rent will increase to $.015 per gallon extracted. The Company also has the right to terminate the lease without penalty after payment of rent aggregating $100,000 plus the additional $21,000 first-year rent, and, in the event it has constructed a processing plant, the right to renew the lease for an additional
                20-year  term on terms to be  agreed  upon by the  parties.  The
                Company intends, as its needs require, to utilize the water from these springs in its business. The water can be utilized without construction of a plant and the Company has no immediate plans to build a plant on this property. Rent expense under this lease was $18,735 and $19,661 for the years ended October 31, 1998 and 1997, respectively.

                Minimum future lease payments are:
                                                                                                  Operating Leases

                Fiscal year ending October 31,                                     Office        Equipment            Land

                1999                                                              $ 75,072        $ 78,918        $ 15,600
                2000                                                                75,072           6,180          19,500
                2001                                                                75,072                          31,200
                2002                                                                75,072                          31,200
                2003                                                                31,280                          31,200
                2004 and thereafter                                                                                366,600
                                                                                   -------         -------         -------
                Total minimum payments                                            $331,568        $ 85,098        $495,300
                                                                                   =======         =======         =======





                          ECHO SPRINGS WATER CO., INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -        INDEBTEDNESS
                                                                                                  1998               1997
                                                                                                  ----               ----
                Installment Debt

                Note payable due September, 1998 with
                 interest at prime plus 2%, secured
                 by all assets of the Company (*)                                            $  500,000           $500,000

                Note payable due February, 1999 with
                 interest at 8%, secured by all assets
                 of the Company                                                                 500,000

                Notes payable with interest at 18%
                 due December 31, 1995 (*)                                                       50,000            100,000

                Unsecured term loan due in monthly
                 installments of $3,000 including
                 interest through June, 1998                                                                        24,000
                                                                                              ---------            -------

                           TOTAL DEBT                                                         1,050,000            624,000

                           CURRENT PORTION                                                    1,050,000            624,000
                                                                                              ---------            -------

                           NET LONG-TERM PORTION                                             $   -0-              $  -0-
                                                                                              =========            =======

                Debentures
                8%  Series  D  convertible   ($12.50  of  principal  per  share)
                 subordinated debentures maturing December 31,
                 1995 (*)                                                                   $25,000               $25,000
                                                                                             ======                ======

                *Obligations  in default as to principal and interest.  Portions of the debt and interest were converted into common stock of the Company (Note 12).

NOTE 8 -        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses consist of the following:
                                                                                                   October 31,
                                                                                       1998                 1997

                Accounts payable                                                  $  206,370           $  529,212
                Accrued expenses                                                     170,696              272,643
                Wages payable                                                         13,445               14,300
                Interest payable                                                      140,463               82,635
                Payroll taxes payable                                                438,261              450,526

                Sales taxes payable                                                   83,947               69,758
                                                                                   ---------            ---------


                                                                                  $1,053,182           $1,419,074
                                                                                   =========            =========
                                                            26




                          ECHO SPRINGS WATER CO., INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -        ACCOUNTS PAYABLE AND ACCRUED EXPENSES (CONTINUED)

                Michael S. Rakusin, the President, a Director and principal shareholder of the Company, advances funds to the Company for working capital purposes. Such advances increase and decrease as funds are needed and available. At October 31, 1998, the Company owed Mr. Rakusin $35,000 which is included in accounts payable.
                Interest  expense  on such  loans  for the  fiscal  years  ended
                October 31, 1998 and 1997 amounted to $539 and $16,847, respectively.

                The Company is presently negotiating for settlement of prior years' unpaid payroll taxes. No provision has been made for any possible interest and penalties thereon, as management is of the opinion that such amounts, if any, will not be material.


NOTE 9 -        COMMON STOCK

                On October 1, 1996, the shareholders approved a 1-for-25 reverse stock  split of the  outstanding  shares of common  stock of the
                Company.   The  par  value,   $.0001,   and  authorized  shares,
                75,000,000,  were not changed. The then outstanding common stock of  50,499,910  shares were  converted  to  2,019,996  shares of common  stock.  All  references  in the  accompanying  financial statements  to the number of common shares and per share amounts give effect to the reverse stock split.

                In partial settlement of prior debts, the Company granted an officer warrants to purchase 27,759 shares of common stock at a price of $12.50 per share, which warrants were to expire October
                31, 1993 and were extended an additional year in 1993. In 1994, the warrants were extended an additional two years and the exercise price reduced to $6.25 per share and, in 1996, the warrants were again extended for two years and the exercise price reduced to $4.20 per share. These warrants expired in 1998.

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


NOTE 10-        INCOME TAXES

                At October 31, 1998, the estimated maximum amount of net operating loss carryforward available to reduce future taxable income is approximately $9,152,000, expiring from 2004 through 2018. Deferred tax benefits from the use of net operating loss carryforwards of approximately $3,112,000 are offset by a corresponding amount of valuation allowance since it is more likely than not that all or some portion of the deferred tax asset will not be realized.






                          ECHO SPRINGS WATER CO., INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10-        INCOME TAXES (CONTINUED)

                Tax benefits  that would have been  provided for the years ended
                October 31, 1998 and 1997 on the loss before taxes of $82,000 and $250,000, respectively, have been offset by corresponding changes in the valuation allowance.

                The approximate amounts of net operating loss carryforward and the year of expiration are as follows:

                                             Amount                            Year of Expiration

                                           $  460,000                                 2004
                                            1,160,000                                 2005
                                            1,600,000                                 2006
                                            2,000,000                                 2007
                                            1,050,000                                 2008
                                            1,730,000                                 2009
                                              200,000                                 2010
                                              725,000                                 2012
                                              227,000                                 2018


NOTE 11-        GOING CONCERN

                For the year ended October 31, 1998, the Company sustained a loss of $242,592 and at October 31, 1998 had a working capital deficiency of $2,036,482, an accumulated deficit of $9,246,264 and deficit net worth of $452,998. In addition, the Company was in default on principal and interest payments on a portion of its debt (Note 7). These facts raise substantial doubt about the Company's ability to continue as a going concern.

                Considerations  which tend to  mitigate  the  question  of going concern include management's successful efforts in raising funds through  private  placements,  the  ability to  renegotiate  and restructure  long-term financing with major creditors,  past and present  efforts  to convert  debt to equity and the  ability to acquire,  restructure  and develop the  bottled  water  business which it believes will be able to achieve profitable operations.
                The  Company  intends  to seek and  consummate  acquisitions  of companies in the bottled water and allied  products  business to increase  revenues.  No assurance  can be given that the Company will be successful in identifying potential  acquisitions or, if made, that such  acquisitions  will have a beneficial  effect on the Company. The Company has no current agreement to acquire any business or property, or intent to acquire any specific business or property.  The Company  believes that these  factors  provide meaningful  evidence as to the Company's  ability to continue in operation for the next fiscal year and support the going concern
                presentation   in  the   accompanying   consolidated   financial
                statements in favor of the  liquidation  basis.  There can be no assurance,  however, that management will continue to be able to raise  sufficient  capital or convert existing debt to equity or to achieve profitable operations going forward.









                          ECHO SPRINGS WATER CO., INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12-        PROPOSED PUBLIC OFFERING

                In  June,  1996,  the  Company  entered  into   negotiations  to
                consummate a public offering.  As part of the  negotiations,  on
                June 4,  1996,  the  Company  asked  their  lenders  to  convert outstanding  debt and unpaid  interest  thereon  into  shares of common stock of the Company at a  conversion  ratio of $2.50 per share. The lenders converted $1,700,022 of outstanding principal and unpaid interest of $492,984,  which was converted to 877,201 shares of common  stock.  The  doubling  of its asset and equity listing  requirements during 1997 by the National Association of
                Securities Dealers Automated  Quotation System caused a delay in the Company's  plans and, in Fiscal 1998, the proposed  offering costs of $33,330 that had been capitalized were written off.









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

Name                              Age             Position


Michael S. Rakusin...........      43     President, Treasurer,
                                           and Director

Edward J. Metzger............      41     Vice President-
                                             Operations, Secretary,
                                           and Director

Frank A. LaSala.............       75     Director


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



Item 10.                  Executive Compensation

          The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief
Executive Officer and the other named executive officer of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended October 31, 1998, 1997 and 1996.


Summary Compensation Table


Name and Principal                                                             Long-Term Compensation
Position                                       Annual Compensation                 Awards Payouts
                                      Other
                                                                 Annual      Restricted                                   All Other
                                                                Compen-         Stock          Options/        LTIP        Compen-
                                 Year      Salary      Bonus     sation       Award(s)           SARs        Payouts        sation
                                 ----      ------      -----     ------       --------           ----        -------        ------
Michael S. Rakusin               1998         $94,350    -         -              -               -             -            $ -
  President                      1997          94,000    -         -              -               -             -         166,250(1)
                                 1996          80,200    -         -              -               -             -         26,250(2)

Edward J. Metzger                1998         $83,200    -         -              -               -             -             -
  Vice President                 1997          86,400    -         -              -               -             -             -
                                 1996          80,200    -         -              -               -             -             -




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


          For the fiscal years ended October 31, 1998 and 1997, none of the directors of the Company have received or were accrued compensation of any kind for their services rendered in such capacities to the Company. As of December
31, 1998, there are no outstanding options or warrants held by any officer or director of the Company.





          The Company has no standard arrangement pursuant to which its directors are compensated in their capacity as directors. The Company does not have a compensation or audit committee of the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

           The following table sets forth as of December 31, 1998, the number of shares of Common Stock of the Company and the percentage of that class owned beneficially, within the meaning of Rule 13d-3 promulgated under the Exchange
Act, and the percentage of the Company's voting power owned by (i) all shareholders known by the Company to beneficially own more than five percent of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group. All shares set forth in the following table are entitled to one vote per share and the named beneficial owners have sole voting and investment power. Each percentage set forth in the following table assumes the exercise of all stock options exercisable by the named individual or group as of December 31, 1998 or within 60 days thereafter.

Name and Address            Number of Shares
of Beneficial Owner(1)   Owned Beneficially(2)                Percentage

Michael S. Rakusin        400,000                               10.5%

Edward J. Metzger           6,800                                0.2%

Frank A. LaSala             1,920                                0.1%

ESWC, Inc.
149 Main Street
Cooperstown,
NY  11326                 210,243                               5.5%

H.T. Ardinger, Jr.
9040 Governors Row
Dallas, TX 75247         364,000                               9.5%

All Officers and
Directors as a
Group (three persons)    408,720                              10.7%


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

           On October 1, 1996, the Company extended Mr. Rakusin's warrants to purchase 27,759 shares of the Company's Common Stock, from October 31, 1996 to
October 31, 1998 and established an exercise price of $4.20. These warrants expired in 1998.

           At October 31, 1998, Mr. Rakusin had advanced a total of $35,000 to the Company, which funds were used by the Company for working capital. These funds were fully repaid by the Company to Mr. Rakusin during November, 1998.

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


                                                      PART IV

Item 13.        Exhibits and Reports on Form 8-K.

Schedules and Reports on Form 8-K

(A)(1)            The following  financial  statements  are included in Part II,
                  Item 7:

Independent Auditors' Report

Consolidated Balance Sheets as at October 31, 1998 and 1997.

Consolidated Statements of Operations for the Years Ended October
   31, 1998 and 1997

Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended October 31, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended October
   31, 1998 and 1997

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



                                              34

                                          SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Echo Springs Water Co., Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  February 9, 1999

                                       ECHO SPRINGS WATER CO., INC.


                                          By: /s/    Michael S. Rakusin
                                                     President


           Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Name                            Titles                     Date



/s/ Michael S. Rakusin   President and Director           February 9, 1999
Michael S. Rakusin       Principal Executive,
                         Operating and Financial
                         Officer

/s/ Edward J. Metzger    Vice President, Secretary       February 9, 1999
Edward J. Metzger        and Director


/s/ Frank A. LaSala      Director                        February 9, 1999
Frank A. LaSala