Form 10QSB
period 1999-01-31
ECHO SPRINGS WATER CO INC
filed 1999-03-11
CIK 826144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securi ties Exchange Act of 1934, for the quarterly period ended January 31, 1999.

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

            Class                    Outstanding at February 28, 1999

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

 Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         January 31, 1999 and October 31, 1998
      3

         Consolidated Statements of Operations -
         Three months ended January 31, 1999 and 1998
      4

         Consolidated Statements of Cash Flows -
         Three months ended January 31, 1999 and 1998                                                                5

         Notes to Consolidated Financial Statements                                                                 6-9

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                      10-11

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                 12
         Item 6.  Exhibits and Reports on Form 8-K                                                                  12

Signatures                                                                                                          13














PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                      January 31,           October 31,
                                                                                         1999                   1998
Current assets:
 Cash             $   24,869                                                          $   18,848
 Accounts receivable - net of allowance
  for doubtful accounts of $18,000 in
  1999 and $29,000 in 1998                                                               180,882                313,713
 Notes receivable, current portion                                                        41,643                 43,331
 Inventories      25,944                                                                  27,130
 Prepaid expenses                                                                         78,150                 18,469
                                                                                       ---------              ---------
         Total current assets                                                            351,488                421,491

Notes receivable, net of current portion                                                  95,328                102,936

Property, plant and equipment - net                                                    1,221,002              1,254,971

Other assets        196,939                                                              225,577
                  ---------                                                            ---------

         TOTAL ASSETS                                                                 $1,864,757             $2,004,975
                                                                                       =========              =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Installment debt $1,105,000                                                          $1,050,000
 Debentures       25,000                                                                  25,000
 Accounts payable and accrued expenses                                                 1,098,365              1,053,182
 Customer deposits                                                                       307,500                317,200
 Unearned revenues                                                                        12,231                 12,591
                                                                                       ---------              ---------
         Total current liabilities                                                     2,548,096              2,457,973
                                                                                       ---------              ---------

Shareholders' equity (deficiency):
 Common stock, $.0001 par value,
  75,000,000 shares authorized; issued
  and outstanding 3,822,149 shares in
  1999 and 1998   382                                                                        382
 Additional paid-in capital                                                            8,792,884              8,792,884
 Accumulated deficit                                                                  (9,476,605)            (9,246,264)
                                                                                       ---------              ---------
         Total shareholders'
          equity (deficiency)                                                           (683,339)              (452,998)
                                                                                       ---------              ---------

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)                                                         $1,864,757             $2,004,975
                                                                                       =========              =========




The accompanying notes are an integral part of these consolidated financial statements.





                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)


                                                                                    1999                        1998
                                                                                    ----                        ----

Revenues:
 Gross sales      $   328,186                                                 $   441,998
 Credits and allowances                                                            (1,593)                     (8,450)
 Freight out                                                                       (7,535)
 Other income           (128)                                                        (749)
                  ----------                                                   ----------
                                                                                  326,465                     425,264
                                                                               ----------                  ----------

Costs and expenses:
 Cost of sales    135,164                                                         167,318
 Selling, general and
  administrative  393,357                                                         404,368
 Interest                                                                          28,068                      18,789
 Amortization of other assets                                                       1,219                       1,219
 Other expenses (income) - net                                                     (1,002)
 Gain on disposal of assets                                                                                      (584)
                                                                               ----------                  ----------
         Total costs and expenses                                                 556,806                     591,110
                                                                               ----------                  ----------

Net loss          $  (230,341)                                                $  (165,846)
                   ==========                                                  ==========

Net loss per share                                                            $      (.06)                $      (.04)
                                                                               ==========                  ==========

Weighted average shares outstanding                                             3,822,149                   3,822,149
                                                                               ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.







                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)



                                                                                        1999                 1998
                                                                                        ----                 ----

Operating activities:
 Net loss                                                                           $(230,341)           $(165,846)
 Adjustments to reconcile net loss to
  net cash used by
  operating activities -
  Depreciation and amortization                                                        40,763               34,473
  Gain on disposal of assets                                                                                  (584)
  Provision for doubtful accounts                                                     (11,000)              (2,000)

  Changes in assets and liabilities -
   Accounts receivable                                                                143,831               22,777
   Inventories      1,186                                                               (8,469)
   Prepaid expenses                                                                   (59,681)             (83,032)
   Other assets   28,669                                                                  (679)
   Accounts payable and accrued
    expenses      45,183                                                               111,676
   Customer deposits                                                                   (9,700)               4,600
   Unearned revenues                                                                     (360)                (868)
                                                                                     --------             --------
         Net cash used by
          operating activities                                                        (51,450)             (87,952)
                                                                                     --------             --------

Investing activities:
 Capital expenditures                                                                  (5,575)             (42,021)
 Collections on notes receivable                                                        9,296                8,977
 Proceeds from disposal of assets                                                                              584
 Deferred project costs                                                                (1,250)
                                                                                     --------             --------
         Net cash provided (used) by
          investing activities                                                          2,471              (32,460)
                                                                                     --------             --------

Financing activities:
 Increase in installment debt                                                          55,000
 Repayment of installment debt                                                                             (34,000)
 Deferred public offering costs                                                                             (1,391)
         Net cash provided (used) by
      financing activities                                                             55,000              (35,391)
                                                                                     --------             --------

Net increase (decrease) in cash                                                         6,021             (155,803)

Cash - beginning                                                                       18,848              170,288
                                                                                     --------             --------

CASH - ENDING                                                                       $  24,869            $  14,485
                                                                                     ========             ========

SUPPLEMENTAL INFORMATION:
 Interest         paid                                                              $   1,508            $   6,300


The accompanying notes are an integral part of these consolidated financial statements.




                          ECHO SPRINGS WATER CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 -          BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                  --------------------------------------------

                  Basis of Presentation
                  The interim  consolidated  financial  statements  are prepared pursuant to the requirements for reporting on Form 10-QSB. The
                  October 31, 1998  balance  sheet data was derived from audited
                  consolidated   financial  statements  and  together  with  the
                  interim  consolidated  financial  statements and notes thereto should be read in conjunction with the consolidated  financial statements and notes  included in the Company's  latest annual report on Form  10-KSB.  In the  opinion  of  management,  the
                  interim   consolidated   financial   statements   reflect  all
                  adjustments of a normal recurring nature neces sary for a fair statement  of the results for  interim  peri ods.  The current period results of operations are not necessarily indicative of results which  ultimately will be reported for the full fiscal year.

                  Business
                  Echo Springs Water Co., Inc. ("the Company"), through its subsidiaries, is engaged principally in the distribution of bottled water and allied products. The Company bottles water from its own natural springs in Burlington, NY pri marily for direct distribution and sale to business and residential customers.

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






                          ECHO SPRINGS WATER CO., INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





NOTE 2 -          INVENTORIES
                  -----------

                  Inventories are valued at the lower of cost or market on the first-in, first-out basis and at October 31, 1998 and January
                  31, 1999 consist of the following:

                                                                                       January              October
                                                                                       31, 1999            31, 1998

                  Bottles                                                               $   833            $   833
          Product held for sale                                                          16,376              15,582
                  Supplies                                                                8,735              10,715
                                                                                         ------              ------
                                                                                        $25,944             $27,130
                                                                                         ======              ======

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated economic useful lives of the various asset groups ranging from 5 - 40 years and consist of the following:

                                                                                      January               October
                                                                                      31, 1999             31, 1998

                  Land                                                              $  150,000           $  150,000
                  Buildings and improvements                                           364,541              364,541
                  Water coolers, bottles and
                   brewers                                                             842,289              842,289
                  Machinery and equipment                                              515,245              509,670
                  Vehicles                                                              10,500               10,500
                  Furniture and fixtures                                                90,610               90,610
                                                                                     ---------            ---------
                                                                                     1,973,185            1,967,610
                  Less: accumulated depreciation
                   and amortization                                                    752,183              712,639
                                                                                     ---------            ---------

                                                                                    $1,221,002           $1,254,971
                                                                                     =========            =========







                          ECHO SPRINGS WATER CO., INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



NOTE 4 -          OTHER ASSETS
                  ------------

                  Other assets at October 31, 1998 and January 31, 1999 are comprised of the following:

                                                                                        January             October
                                                                                       31, 1999            31, 1998

                  Water rights                                                         $205,000            $205,000
                  Accumulated amortization                                               44,500              43,281
                                                                                        -------             -------
                       Net water rights                                                 160,500             161,719

                  Deposits                                                               35,189              63,858
                  Deferred project costs                                                  1,250
                                                                                        -------             -------

                                                                                       $196,939            $225,577
                                                                                        =======             =======


NOTE 5 -          INDEBTEDNESS
                  ------------

                  The Company is currently in default on principal and inter est payments on its debentures and $550,000 of its debt.


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






                          ECHO SPRINGS WATER CO., INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 7 -          GOING CONCERN
                  -------------

                  The Company sustained losses of $242,592 for the fiscal year ended October 31, 1998 and $230,341 for the three months ended
                  January 31, 1999. The Company had deficit net worths of $452,998 at October 31, 1998 and $683,339 at January 31, 1999.
                  In addition, the Company was in default on principal and interest payments on a portion of its debt. (Note 5). These facts raise substantial doubt about the Company's ability to continue as a going concern.

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






                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED JANUARY 31, 1999 COMPARED WITH

                     THE THREE MONTHS ENDED JANUARY 31, 1998


Gross sales  decreased  $98,799  (23.2%) to $326,465  for the three months ended
January 31, 1999  ("1999")  from $425,264 for the three months ended January 31,
1998  ("1998").   Five-gallon   sales  to  Aramark  Corpo  ration  decreased  by
approximately  $34,000.  Further,  five-gallon  and allied  product sales to and rental income from the  Company's  regular  customer base fell by  approximately
$22,000, $11,000 and $6,000,  respectively,  largely due to only a nominal sales
and  marketing  effort  by  the  company.   Low-margin   five-gallon   sales  to
distributors  fell by  approximately  $38,000,  due  largely to the loss of five distributors  as a result of price  competition.  Sales of one gallons,  another low-margin product,  decreased by approximately  $3,000.  Credits and allowances and net freight out decreased approximately $7,000 and $6,000, respectively. The remaining  increase in other income of approximately  $2,000 resulted  primarily from a higher gain on un claimed or lost customer deposits.

Cost of sales  decreased  $32,154 (19.2%) to $135,164 for 1999 from $167,318 for
1998. Cost of sales, other than depreciation, fell 27.4%, due primarily to the above-noted reductions in the sales of low-margin product lines. However, depreciation rose approximately $6,000 in 1999 over 1998, as a result of the new
16.9 ounce bottling line and the improved stock of five-gallon bottles.

Selling, general and administrative expenses were $393,357 in 1999 as compared to $404,368 in 1998. Delivery and warehouse costs increased approximately
$22,000, chiefly due to increased vehicle rental costs and the addition of an equipment repair staff. Selling costs fell approximately $20,000, due largely to reduced advertising and promo tion expense. A reduction in Kearny office staff levels resulted in reduced labor costs of approximately $12,000.

Interest expense increased from $18,789 in 1998 to $28,068 in 1999 as a result of increased debt. Amortization of other assets of $1,219 in 1999 and 1998 related to the amortization of water rights. Other income of $1,002 in 1999 related to non-recurring operating items.

The net loss for 1999 increased by $64,495 from $165,846 in 1998 to $230,341 in 1999.

                                                         - 10




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

During the three  months  ended  January  31,  1999 and 1998,  the  Company  had
negative  cash  flows  from   operating   activities  of  $51,450  and  $87,952,
respectively.  Investing  activities provided cash of $2,471 in 1999,  primarily from  collections  on  notes  receivable,  and  used  cash of  $32,460  in 1998, primarily  for the  acquisition  of  property  and  equipment.  The  Company has financed its operating and investing  activities  during these periods primarily through the issuance of installment debt and cash on hand.

At January 31, 1999, the Company had a working capital deficiency of $2,196,608.
Short-term credit sources are limited to trade credit on purchases and services.
The report issued by the Company's  accoun tants that  accompanies the Company's
Consolidated Financial Statements for the year ended October 31, 1998 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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







                          ECHO SPRINGS WATER CO., INC.




PART II           OTHER INFORMATION


ITEM 1.           Legal Proceedings

                  There have been no new legal proceedings or material changes to legal proceedings during the period from those reported in the Company's Form 10-KSB for the year ended October 31, 1998.

ITEM 5.           Other Events

                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits - Financial Data Schedule

                  b.  Reports on Form 8-K  -  None





                                                         - 12-

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


Dated:  March 11, 1999