Form 10QSB
period 1999-04-30
ECHO SPRINGS WATER CO INC
filed 1999-05-28
CIK 826144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended April 30, 1999.

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

            Class                    Outstanding at April 30, 1999

Common stock, $.0001 par value       4,372,149 shares

Transitional Small Business Disclosure Format     Yes             No   X

                          ECHO SPRINGS WATER CO., INC.



                              Index to Form 10-QSB





                                                                         Page
                   Item                                                  Number


PART I.  FINANCIAL INFORMATION                                          3

 Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         April 30, 1999 and October 31, 1998                            3

         Consolidated Statements of Operations -
         Three months ended April 30, 1999 and 1998                     4

         Consolidated Statements of Operations -
         Six months ended April 30, 1999 and 1998                       5

         Consolidated Statements of Cash Flows -
         Six months ended April 30, 1999 and 1998                       6

         Notes to Consolidated Financial Statements                    7-10

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11-13

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                   14
         Item 5.  Other Events                                        14
         Item 6.  Exhibits and Reports on Form 8-K                    14

Signatures                                                            15




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                       April 30,            October 31,
                                                                                         1999                   1998
Current assets:
 Cash                                                                                 $   27,463             $   18,848
 Accounts receivable - net of allowance
  for doubtful accounts of $14,000 in
  1999 and $29,000 in 1998                                                               217,838                313,713
 Notes receivable, current portion                                                        42,271                 43,331
 Inventories                                                                              20,906                 27,130
 Prepaid expenses                                                                         62,580                 18,469
                                                                                       ---------              ---------
         Total current assets                                                            371,058                421,491

Notes receivable, net of current portion                                                  87,606                102,936

Property, plant and equipment - net                                                    1,181,656              1,254,971

Other assets                                                                             274,014                225,577
                                                                                       ---------              ---------

         TOTAL ASSETS                                                                 $1,914,334             $2,004,975
                                                                                       =========              =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Installment debt                                                                     $1,125,000             $1,050,000
 Debentures                                                                               25,000                 25,000
 Accounts payable and accrued expenses                                                 1,046,133              1,053,182
 Customer deposits                                                                       313,800                317,200
 Unearned revenues                                                                        11,372                 12,591
                                                                                       ---------              ---------
         Total current liabilities                                                     2,521,305              2,457,973
                                                                                       ---------              ---------

Shareholders' equity (deficiency):
 Common stock, $.0001 par value,
  75,000,000 shares authorized; issued
  and outstanding 4,372,149 shares in
  1999 and 3,822,149 shares in 1998                                                          437                    382
 Additional paid-in capital                                                            9,042,859              8,792,884
 Accumulated deficit                                                                  (9,650,267)            (9,246,264)
                                                                                       ---------              ---------
         Total shareholders'
          equity (deficiency)                                                           (606,971)              (452,998)
                                                                                       ---------              ---------

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)                                                         $1,914,334             $2,004,975
                                                                                       =========              =========




The accompanying notes are an integral part of these consolidated financial statements.





                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE THREE MONTHS ENDED APRIL 30,
                                   (UNAUDITED)


                                                                                    1999                        1998
                                                                                    ----                        ----

Revenues:
 Gross sales                                                                  $   351,317                 $   482,814
 Credits and allowances                                                              (617)                     (4,683)
 Freight out                                                                                                   (7,337)
 Other income                                                                        (510)                      2,737
                                                                               ----------                  ----------
                                                                                  350,190                     473,531
                                                                               ----------                  ----------

Costs and expenses:
 Cost of sales                                                                    131,150                     154,557
 Selling, general and
  administrative                                                                  360,599                     443,254
 Interest                                                                          30,854                      24,303
 Amortization of other assets                                                       1,219                       1,219
 Other expenses (income) - net                                                         30                          40
 Gain on disposal of assets                                                                                      (857)
                                                                               ----------                  ----------
         Total costs and expenses                                                 523,852                     622,516
                                                                               ----------                  ----------

Net loss                                                                      $  (173,662)                $  (148,985)
                                                                               ==========                  ==========

Net loss per share                                                            $      (.04)                $      (.04)
                                                                               ==========                  ==========

Weighted average shares outstanding                                             4,105,482                   3,822,149
                                                                               ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.







                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)


                                                                                    1999                        1998
                                                                                    ----                        ----

Revenues:
 Gross sales                                                                  $   679,502                 $   924,812
 Credits and allowances                                                            (2,210)                    (13,133)
 Freight out                                                                                                  (14,872)
 Other income                                                                        (637)                      1,988
                                                                               ----------                  ----------
                                                                                  676,655                     898,795
                                                                               ----------                  ----------

Costs and expenses:
 Cost of sales                                                                    266,313                     321,875
 Selling, general and
  administrative                                                                  753,957                     847,622
 Interest                                                                          58,922                      43,092
 Amortization of other assets                                                       2,438                       2,438
 Other expenses (income) - net                                                       (972)                         40
 Gain on disposal of assets                                                                                    (1,441)
                                                                               ----------                  ----------
         Total costs and expenses                                               1,080,658                   1,213,626
                                                                               ----------                  ----------

Net loss                                                                      $  (404,003)                $  (314,831)
                                                                               ==========                  ==========

Net loss per share                                                            $      (.10)                $      (.08)
                                                                               ==========                  ==========

Weighted average shares outstanding                                             3,963,816                   3,822,149
                                                                               ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.




                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED APRIL 30,
                                   (UNAUDITED)


                                                                                   1999                        1998
                                                                                   ----                        ----

Operating activities:
 Net loss                                                                       $(404,003)                  $(314,831)
 Adjustments to reconcile net loss to
  net cash used by operating
   activities -
  Depreciation and amortization                                                    81,552                      72,609
  Gain on disposal of assets                                                                                   (1,441)
  Provision for doubtful accounts                                                 (15,000)                     (2,000)
  Changes in assets and liabilities -
   Accounts receivable                                                            110,875                     (33,101)
   Inventories                                                                      6,224                     (10,964)
   Prepaid expenses                                                               (44,111)                    (56,910)
   Other assets                                                                    28,669                        (983)
   Accounts payable and accrued
    expenses                                                                       (7,049)                     (6,410)
   Customer deposits                                                               (3,400)                     10,600
   Unearned revenues                                                               (1,219)                     (1,230)
                                                                                 --------                    --------
         Net cash used by
          operating activities                                                   (247,462)                   (344,661)
                                                                                 --------                    --------

Investing activities:
 Capital expenditures                                                              (5,799)                    (70,687)
 Collections on notes receivable                                                   16,390                      11,250
 Proceeds from disposal of assets                                                                               1,441
 Deferred project costs                                                           (79,544)
                                                                                 --------                    --------
         Net cash used by
          investing activities                                                    (68,953)                    (57,996)
                                                                                 --------                    --------

Financing activities:
 Proceeds from issuance of
   common stock                                                                   250,030
 Increase in installment debt                                                     210,000                     540,000
 Repayment of installment debt                                                   (135,000)                    (83,000)
 Deferred public offering costs                                                                                (1,454)
                                                                                 --------                    --------
         Net cash provided by
      financing activities                                                        325,030                     455,546
                                                                                 --------                    --------

Net increase in cash                                                                8,615                      52,889

Cash - beginning                                                                   18,848                     170,288
                                                                                 --------                    --------

CASH - ENDING                                                                   $  27,463                   $ 223,177
                                                                                 ========                    ========

SUPPLEMENTAL INFORMATION:
 Interest         paid                                                          $   5,161                   $  14,274

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






                          ECHO SPRINGS WATER CO., INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





NOTE 2 -          INVENTORIES
                  -----------

                  Inventories are valued at the lower of cost or market on the first-in, first-out basis and at October 31, 1998 and April
                  30, 1999 consist of the following:

                                                                                           April                 October
                                                                                         30, 1999               31, 1998

                  Bottles                                                                           $   731      $   833
          Product held for sale                                                            12,907                 15,582
                  Supplies                                                                  7,268                 10,715
                                                                                           ------                 ------
                                                                                          $20,906                $27,130
                                                                                           ======                 ======

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated economic useful lives of the various asset groups ranging from 5 - 40 years and consist of the following:

                                                                                          April                  October
                                                                                        30, 1999                31, 1998

                  Land                                                                $  150,000              $  150,000
                  Buildings and improvements                                             364,541                 364,541
                  Water coolers, bottles and
                   brewers                                                               842,289                 842,289
                  Machinery and equipment                                                515,469                 509,670
                  Vehicles                                                                10,500                  10,500
                  Furniture and fixtures                                                  90,610                  90,610
                                                                                       ---------               ---------
                                                                                       1,973,409               1,967,610
                  Less: accumulated depreciation
                   and amortization                                                      791,753                 712,639
                                                                                       ---------               ---------

                                                                                      $1,181,656              $1,254,971
                                                                                       =========               =========







                          ECHO SPRINGS WATER CO., INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



NOTE 4 -          OTHER ASSETS
                  ------------

                  Other assets at October 31, 1998 and April 30, 1999 are comprised of the following:

                                                                                           April                 October
                                                                                         30, 1999               31, 1998

                  Water rights                                                           $205,000               $205,000
                  Accumulated amortization                                                 45,719                 43,281
                                                                                          -------                -------
                       Net water rights                                                   159,281                161,719

                  Deposits                                                                 35,189                 63,858
                  Deferred project costs                                                   79,544
                                                                                          -------                -------

                                                                                         $274,014               $225,577
                                                                                          =======                =======


NOTE 5 -          INDEBTEDNESS
                  ------------

                  The Company is currently in default on principal and interest payments on its debentures and $1,050,000 of its debt.


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






                          ECHO SPRINGS WATER CO., INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 7 -          GOING CONCERN
                  -------------

                  The Company sustained losses of $242,592 for the fiscal year ended October 31, 1998 and $404,003 for the six months ended
                  April 30, 1999. The Company had deficit net worths of $452,998 at October 31, 1998 and $606,971 at April 30, 1999. In
                  addition, the Company was in default on principal and interest payments on a portion of its debt. (Note 5). These facts raise substantial doubt about the Company's ability to continue as a going concern.

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






                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE SIX MONTHS ENDED APRIL 30, 1999 COMPARED WITH

                       THE SIX MONTHS ENDED APRIL 30, 1998


Gross sales  decreased  $245,310  (26.5%) to $679,502  for the six months  ended
April 30, 1999  ("1999")  from  $924,812 for the six months ended April 30, 1998
("1998").  Five-gallon sales to Aramark  Corporation  decreased by approximately
$88,000. Further, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $53,000, $23,000 and $14,000, respectively, largely due to only a nominal sales and marketing effort by the Company. Low-margin five-gallon and one-gallon sales to distributors fell by approximately $62,000 and $5,000, respectively, due largely to the loss of five distributors as a result of price competition. Credits and allowances and net freight out decreased approximately $11,000 and $12,000, respectively.

Cost of sales  decreased  $55,562 (17.3%) to $266,313 for 1999 from $321,875 for
1998. Cost of sales, other than depreciation, fell 24.4%, due primarily to the above-noted reductions in sales. However, depreciation rose approximately $7,000 in 1999 over 1998, primarily as a result of the new 16.9 ounce bottling line and the improved stock of five-gallon bottles.

Selling, general and administrative expenses were $753,957 in 1999 as compared to $847,622 in 1998. Delivery and warehouse costs increased approximately
$25,000, as increased vehicle rental costs and additional warehouse staff were only partially offset by reduced maintenance and repairs. Selling costs fell approximately $36,000, due largely to declines in both advertising and promotion expense and bad debt expense. A reductions in Kearny office staff levels resulted in reduced labor costs of approximately $19,000. Professional fees and travel and entertainment fell by approximately $50,000 and $6,000, respectively.

Interest expense increased from $43,092 in 1998 to $58,922 in 1999 as a result of increased debt. Amortization of other assets of $2,438 in 1999 and 1998 related to the amortization of water rights. Other income of $972 in 1999 related to non-recurring operating items.

The net loss for 1999 increased by $89,172 from $314,831 in 1998 to $404,003 in 1999.





                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED APRIL 30, 1999 COMPARED WITH

                      THE THREE MONTHS ENDED APRIL 30, 1998


Gross sales  decreased  $131,497  (27.2%) to $351,317 for the three months ended
April 30, 1999  ("1999") from $482,814 for the three months ended April 30, 1998
("1998").  Five-gallon sales to Aramark  Corporation  decreased by approximately
$54,000. Further, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $31,000, $12,000 and $8,000, respectively, largely due to only a nominal sales and marketing effort by the Company. Low-margin five-gallon and one-gallon sales to distributors fell by approximately $24,000 and $2,000, respectively, due largely to the loss of five distributors as a result of price competition. While credits and allowances and net freight out decreased approximately $4,000 and $7,000, respectively, other income declined approximately $3,000, primarily from a lower gain on unclaimed or lost customer deposits.

Cost of sales  decreased  $23,407 (15.1%) to $131,150 for 1999 from $154,557 for
1998. Cost of sales, other than depreciation, fell 20.9%, due primarily to the above-noted reductions in sales. However, depreciation rose approximately $2,000 in 1999 over 1998, primarily as a result of the improved stock of five-gallon bottles.

Selling, general and administrative expenses were $360,599 in 1999 as compared to $443,254 in 1998. Delivery and warehouse costs increased approximately
$2,000, as increased vehicle rental costs and additional warehouse staff were partially offset by reduced maintenance and repairs. Selling costs fell approximately $15,000, due largely to declines in both advertising and promotion expense and bad debt expense. A reduction in Kearny office staff levels resulted in reduced labor costs of approximately $8,000. Professional fees and travel and entertainment fell by approximately $53,000 and $5,000, respectively.

Interest expense increased from $24,303 in 1998 to $30,854 in 1999 as a result of increased debt. Amortization of other assets of $1,219 in 1999 and 1998 related to the amortization of water rights.

The net loss for 1999 increased by $24,677 from $148,985 in 1998 to $173,662 in 1999.





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

During the six months ended April 30, 1999 and 1998, the Company had negative cash flows from operating activities of $247,462 and $344,661, respectively.
Investing activities used cash of $68,953 in 1999, primarily for deferred project costs, and used cash of $57,996 in 1998, primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of common stock and installment debt and cash on hand.

At April 30, 1999, the Company had a working  capital  deficiency of $2,150,247.
Short-term credit sources are limited to trade credit on purchases and services.
The report issued by the Company's  accountants  that  accompanies the Company's
Consolidated Financial Statements for the year ended October 31, 1998 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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



                                                         - 13 -

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


Dated:  May 28, 1999
                                                         - 15 -

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          ECHO SPRINGS WATER CO., INC.
                                    (Issuer)



         By
              Michael S. Rakusin
                  President


Dated:  June   , 1998