Form 10QSB
period 1999-07-31
ECHO SPRINGS WATER CO INC
filed 1999-09-07
CIK 826144

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended July 31, 1999.

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

            Class                    Outstanding at July 31, 1999

Common stock, $.0001 par value                              4,372,149 shares

Transitional Small Business Disclosure Format                Yes       No   X




                          ECHO SPRINGS WATER CO., INC.



                              Index to Form 10-QSB





                                                                                                                   Page
                   Item                                                                                           Number


PART I.  FINANCIAL INFORMATION                                                                                       3

 Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         July 31, 1999 and October 31, 1998                                                                             3

         Consolidated Statements of Operations -
         Three months ended July 31, 1999 and 1998                                                                      4

         Consolidated Statements of Operations -
         Nine months ended July 31, 1999 and 1998                                                                    5

         Consolidated Statements of Cash Flows -
         Nine months ended July 31, 1999 and 1998                                                                    6

         Notes to Consolidated Financial Statements                                                                 7-10

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                      11-13

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                 14
         Item 5.  Other Events                                                                                      14
         Item 6.  Exhibits and Reports on Form 8-K                                                                  14

Signatures                                                                                                          15














PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ECHO SPRINGS WATER CO., INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                        July 31,            October 31,
                                                                                         1999                   1998
Current assets:
 Cash                                                                                 $    4,628             $   18,848
 Accounts receivable - net of allowance
  for doubtful accounts of $15,000 in
  1999 and $29,000 in 1998                                                               229,194                313,713
 Notes receivable, current portion                                                        42,908                 43,331
 Inventories                                                                              19,190                 27,130
 Prepaid expenses                                                                         39,552                 18,469
                                                                                       ---------              ---------
         Total current assets                                                            335,472                421,491

Notes receivable, net of current portion                                                  79,767                102,936

Property, plant and equipment - net                                                    1,142,084              1,254,971

Other assets                                                                             273,254                225,577
                                                                                       ---------              ---------

         TOTAL ASSETS                                                                 $1,830,577             $2,004,975
                                                                                       =========              =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Installment debt                                                                     $1,224,000             $1,050,000
 Debentures                                                                               25,000                 25,000
 Accounts payable and accrued expenses                                                 1,048,911              1,053,182
 Customer deposits                                                                       317,400                317,200
 Unearned revenues                                                                        10,987                 12,591
                                                                                       ---------              ---------
         Total current liabilities                                                     2,626,298              2,457,973
                                                                                       ---------              ---------

Shareholders' equity (deficiency):
 Common stock, $.0001 par value,
  75,000,000 shares authorized; issued
  and outstanding 4,372,149 shares in
  1999 and 3,822,149 shares in 1998                                                          437                    382
 Additional paid-in capital                                                            9,042,859              8,792,884
 Accumulated deficit                                                                  (9,839,017)            (9,246,264)
                                                                                       ---------              ---------
         Total shareholders'
          equity (deficiency)                                                           (795,721)              (452,998)
                                                                                       ---------              ---------

         TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIENCY)                                                         $1,830,577             $2,004,975
                                                                                       =========              =========




The accompanying notes are an integral part of these consolidated financial statements.





                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (UNAUDITED)


                                                                                    1999                        1998
                                                                                    ----                        ----

Revenues:
 Gross sales                                                                  $   358,046                 $   490,699
 Credits and allowances                                                              (195)                       (522)
 Freight out                                                                                                   (9,576)
 Other income                                                                       3,610                       4,232
                                                                               ----------                  ----------
                                                                                  361,461                     484,833
                                                                               ----------                  ----------

Costs and expenses:
 Cost of sales                                                                    128,078                     152,841
 Selling, general and
  administrative                                                                  379,229                     392,623
 Interest                                                                          41,766                      28,355
 Amortization of other assets                                                       1,219                       1,219
 Other expenses (income) - net                                                        (81)                      2,000
                                                                               ----------                  ----------
         Total costs and expenses                                                 550,211                     577,038
                                                                               ----------                  ----------

Net loss                                                                      $  (188,750)                $   (92,205)
                                                                               ==========                  ==========

Net loss per share                                                            $      (.04)                $      (.03)
                                                                               ==========                  ==========

Weighted average shares outstanding                                             4,372,149                   3,822,149
                                                                               ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.







                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)


                                                                                    1999                        1998
                                                                                    ----                        ----

Revenues:
 Gross sales                                                                  $ 1,037,548                 $ 1,415,511
 Credits and allowances                                                            (2,404)                    (13,655)
 Freight out                                                                                                  (24,447)
 Other income                                                                       2,972                       6,220
                                                                               ----------                  ----------
                                                                                1,038,116                   1,383,629
                                                                               ----------                  ----------

Costs and expenses:
 Cost of sales                                                                    394,391                     474,716
 Selling, general and
  administrative                                                                1,133,186                   1,240,246
 Interest                                                                         100,688                      71,447
 Amortization of other assets                                                       3,657                       3,657
 Other expenses (income) - net                                                     (1,053)                      2,040
 Gain on disposal of assets                                                                                    (1,441)
                                                                               ----------                  ----------
         Total costs and expenses                                               1,630,869                   1,790,665
                                                                               ----------                  ----------

Net loss                                                                      $  (592,753)                $  (407,036)
                                                                               ==========                  ==========

Net loss per share                                                            $      (.14)                $      (.11)
                                                                               ==========                  ==========

Weighted average shares outstanding                                             4,099,927                   3,822,149
                                                                               ==========                  ==========








The accompanying notes are an integral part of these consolidated financial statements.







                          ECHO SPRINGS WATER CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE NINE MONTHS ENDED JULY 31,
                                   (UNAUDITED)


                                                                                   1999                        1998
                                                                                   ----                        ----

Operating activities:
 Net loss                                                                       $(592,753)                  $(407,036)
 Adjustments to reconcile net loss to
  net cash used by operating
   activities -
  Depreciation and amortization                                                   122,343                     112,180
  Gain on disposal of assets                                                                                   (1,441)
  Provision for doubtful accounts                                                 (14,000)                      1,000
  Changes in assets and liabilities -
   Accounts receivable                                                             98,519                     (37,930)
   Inventories                                                                      7,940                      (2,084)
   Prepaid expenses                                                               (21,083)                    (23,943)
   Other assets                                                                    28,669                      (1,290)
   Accounts payable and accrued
    expenses                                                                       (4,271)                    (72,411)
   Customer deposits                                                                  200                      20,600
   Unearned revenues                                                               (1,604)                     (1,590)
                                                                                 --------                    --------
         Net cash used by
          operating activities                                                   (376,040)                   (413,945)
                                                                                 --------                    --------

Investing activities:
 Capital expenditures                                                              (5,799)                   (103,549)
 Collections on notes receivable                                                   23,592                      11,250
 Proceeds from disposal of assets                                                                               1,441
 Deferred project costs                                                           (80,003)
                                                                                 --------                    --------
         Net cash used by
          investing activities                                                    (62,210)                    (90,858)
                                                                                 --------                    --------

Financing activities:
 Proceeds from issuance of
   common stock                                                                   250,030
 Increase in installment debt                                                     310,000                     540,000
 Repayment of installment debt                                                   (136,000)                   (114,000)
 Deferred public offering costs                                                                                (1,454)
                                                                                 --------                    --------
         Net cash provided by
      financing activities                                                        424,030                     424,546
                                                                                 --------                    --------

Net decrease in cash                                                              (14,220)                    (80,257)

Cash - beginning                                                                   18,848                     170,288
                                                                                 --------                    --------

CASH - ENDING                                                                   $   4,628                   $  90,031
                                                                                 ========                    ========

SUPPLEMENTAL INFORMATION:
 Interest         paid                                                          $  19,301                   $  40,748

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






                          ECHO SPRINGS WATER CO., INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





NOTE 2 -          INVENTORIES
                  -----------

                  Inventories are valued at the lower of cost or market on the first-in, first-out basis and at October 31, 1998 and July 31, 1999 consist of the following:

                                                                                           July                  October
                                                                                         31, 1999               31, 1998

                  Bottles                                                                           $   732      $   833
          Product held for sale                                                            11,329                 15,582
                  Supplies                                                                  7,129                 10,715
                                                                                           ------                 ------
                                                                                          $19,190                $27,130
                                                                                           ======                 ======

NOTE 3 -          PROPERTY, PLANT AND EQUIPMENT
                  -----------------------------

                  Property, plant and equipment are recorded at cost and depreciated by the straight-line method over the estimated economic useful lives of the various asset groups ranging from 5 - 40 years and consist of the following:

                                                                                          July                   October
                                                                                        31, 1999                31, 1998

                  Land                                                                $  150,000              $  150,000
                  Buildings and improvements                                             364,541                 364,541
                  Water coolers, bottles and
                   brewers                                                               842,289                 842,289
                  Machinery and equipment                                                515,469                 509,670
                  Vehicles                                                                10,500                  10,500
                  Furniture and fixtures                                                  90,610                  90,610
                                                                                       ---------               ---------
                                                                                       1,973,409               1,967,610
                  Less: accumulated depreciation
                   and amortization                                                      831,325                 712,639
                                                                                       ---------               ---------

                                                                                      $1,142,084              $1,254,971
                                                                                       =========               =========







                          ECHO SPRINGS WATER CO., INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



NOTE 4 -          OTHER ASSETS
                  ------------

                  Other assets at October 31, 1998 and July 31, 1999 are comprised of the following:

                                                                                           July                  October
                                                                                         31, 1999               31, 1998

                  Water rights                                                           $205,000               $205,000
                  Accumulated amortization                                                 46,938                 43,281
                                                                                          -------                -------
                       Net water rights                                                   158,062                161,719

                  Deposits                                                                 35,189                 63,858
                  Deferred project costs                                                   80,003
                                                                                          -------                -------

                                                                                         $273,254               $225,577
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






                          ECHO SPRINGS WATER CO., INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 7 -          GOING CONCERN
                  -------------

                  The Company sustained losses of $242,592 for the fiscal year ended October 31, 1998 and $592,753 for the nine months ended
                  July 31, 1999. The Company had deficit net worths of $452,998 at October 31, 1998 and $795,721 at July 31, 1999. In
                  addition, the Company was in default on principal and interest payments on a portion of its debt (Note 5). These facts raise substantial doubt about the Company's ability to continue as a going concern.

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






                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED JULY 31, 1999 COMPARED WITH

                       THE NINE MONTHS ENDED JULY 31, 1998


Gross sales decreased  $377,963  (26.7%) to $1,037,548 for the nine months ended
July 31, 1999 ("1999") from  $1,415,511  for the nine months ended July 31, 1998
("1998").  Five-gallon sales to Aramark  Corporation  decreased by approximately
$156,000.  Further,  five-gallon  and allied  product sales to and rental income from the Company's regular customer base fell by approximately $83,000,  $34,000 and $23,000,  respectively,  largely due to only a nominal  sales and  marketing
effort  by  the  Company.   Low-margin   five-gallon  and  one-gallon  sales  to
distributors fell by approximately $74,000 and $8,000, respectively, due largely to the loss of five distributors as a result of price competition. While credits and allowances and net freight out decreased  approximately $11,000 and $22,000, respectively, other income declined approximately $1,000.

Cost of sales  decreased  $80,325 (16.9%) to $394,391 for 1999 from $474,716 for
1998. Cost of sales, other than depreciation, fell 23.5%, due primarily to the above-noted reductions in sales. However, depreciation rose approximately $9,000 in 1999 over 1998, primarily as a result of the improved stock of five-gallon bottles and the new 16.9 ounce bottling line.

Selling, general and administrative expenses were $1,133,186 in 1999 as compared to $1,240,246  in 1998.  Delivery and warehouse  costs  increased  approximately
$5,000,  as increased  vehicle rental costs and additional  warehouse staff were only partially  offset by reduced  maintenance  and repairs.  Selling costs fell approximately  $37,000,  as declines in labor costs,  advertising  and promotion expense  and bad debt  expense of  approximately  $9,000,  $26,000  and  $6,000, respectively,  were offset by an approximate  $4,000  increase in vehicle rental costs.  While  office  labor  costs,  professional  fees and  insurance  fell by approximately $16,000, $48,000 and $17,000,  respectively,  general office costs
and  travel  and  entertainment   rose  by  approximately   $2,000  and  $4,000,
respectively.

Interest expense increased from $71,447 in 1998 to $100,688 in 1999 as a result of increased debt. Amortization of other assets of $3,657 in 1999 and 1998 related to the amortization of water rights.

The net loss for 1999 increased by $185,717 from $407,036 in 1998 to $592,753 in 1999.

                                                         - 11 -

                          ECHO SPRINGS WATER CO., INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED JULY 31, 1999 COMPARED WITH

                      THE THREE MONTHS ENDED JULY 31, 1998


Gross sales decreased $132,653 (27.0%) to $358,046 for the three months ended July 31, 1999 ("1999") from $490,699 for the three months ended July 31, 1998 ("1998"). Five-gallon sales to Aramark Corporation decreased by approximately $68,000. Further, five-gallon and allied product sales to and rental income from the Company's regular customer base fell by approximately $30,000, $11,000 and $8,000, respectively, largely due to only a nominal sales and marketing effort by the Company. Low-margin five-gallon and one-gallon sales to distributors fell by approximately $12,000 and $3,000, respectively, due largely to the loss of five distributors as a result of price competition. In addition, net freight out decreased approximately $10,000.

Cost of sales  decreased  $24,763 (16.2%) to $128,078 for 1999 from $152,841 for
1998. Cost of sales, other than depreciation, fell 21.6%, due primarily to the above-noted reductions in sales. However, depreciation rose approximately $1,000 in 1999 over 1998, primarily as a result of the improved stock of five-gallon bottles.

Selling, general and administrative expenses were $379,229 in 1999 as compared to $392,623 in 1998. Delivery and warehouse costs decreased approximately $19,000, as a result of reductions in labor costs, equipment rental and maintenance and repairs of approximately $11,000, $3,000 and $5,000, respectively. Selling costs fell approximately $1,000. Increases in health benefits, professional fees and travel and entertainment amounted to approximately $7,000.

Interest expense increased from $28,355 in 1998 to $41,766 in 1999 as a result of increased debt. Amortization of other assets of $1,219 in 1999 and 1998 related to the amortization of water rights.

The net loss for 1999 increased by $96,545 from $92,205 in 1998 to $188,750 in 1999.

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

During the nine months ended July 31, 1999 and 1998, the Company had negative cash flows from operating activities of $376,040 and $413,945, respectively.
Investing activities used cash of $62,210 in 1999, primarily for deferred project costs, and used cash of $90,858 in 1998, primarily for the acquisition of property and equipment. The Company has financed its operating and investing activities during these periods primarily through the issuance of common stock and installment debt and cash on hand.

At July 31, 1999, the Company had a working capital deficiency of $2,290,826. Short-term credit sources are limited to trade credit on purchases and services. The report issued by the Company's accountants that accompanies the Company's Consolidated Financial Statements for the year ended October 31, 1998 states that there is a substantial doubt about the Company's ability to continue as a going concern.

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

                          ECHO SPRINGS WATER CO., INC.
                                    (Issuer)



         By       /s/ Michael S. Rakusin
              Michael S. Rakusin
                  President


Dated:  September  , 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          ECHO SPRINGS WATER CO., INC.
                                    (Issuer)



         By
              Michael S. Rakusin
                  President


Dated:  September  7, 1999